Form 10-K
period 1997-12-31
INDEPENDENCE LEAD MINES CO
filed 1998-06-19
CIK 50073

           SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C. 20549

                        FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1997
              Commission file number 1-316

             INDEPENDENCE LEAD MINES COMPANY
 (Exact name of registrant as specified on its charter)
      ARIZONA                       82-0131980
      State of other                I.R.S. Employer
      jurisdiction of              Identification Number
      Incorporation or organization

      P.O. Box 717
      Wallace, Idaho 83873
      Registrant's telephone number       (208)753-2525

Securities registered pursuant to Section 12 (b) of the
Act:
TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON
                                   WHICH REGISTERED
Common non-assessable
Stock, par value $1.00
Per share                         None
---------------------            ------------------
Securities registered pursuant to Section 12 (b) of the
Act:
NONE
(Title of Class)

Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15 (d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
Registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past
90 days.
                 Yes  [ X ]     No [   ]
As of December 31, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $6,336,040.

       (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 1997, there were 4,324,306 shares outstanding of the registrant's $1.00 par value common stock.

           DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in the indicated parts of this Form 10-K:

None

                      TABLE OF CONTENTS

                           PART I
                                                        Page
Item 1. Business                                        4
Item 2. Properties                                      7
Item 3. Legal Proceedings                               7
Item 4. Submission of Matters to a Vote of
         Security Holders                               7-8

                           PART II

Item 5. Market for the Registrant's Common Stock and
         Related Stockholder Matters                    9
Item 6. Selected Financial Data                         10
Item 7. Management's Discussion and Analysis of
         Financial Condition and Results of Operations  11
Item 8. Financial Statements and Supplementary Data     11
Item 9. Disagreements on Accounting and
         Financial Disclosure                           11

        Index to Financial Statements                   12

                          PART III

Item 10.  Directors and Executive Officers of
         the Registrant                                 19
Item 11.  Executive Compensation                        19
Item 12.  Security Ownership of Certain Beneficial
         Owners and Management                          20
Item 13.  Certain Relationships and
         Related Transaction                            21

                           PART IV

Item 14. Exhibits, Financial Statement Schedules
        And Reports on Form 8-K                         21
        Signature Page                                  22
        Exhibit Index                                   23-24
        Schedule of Property, Plant and Equipment       25

                           PART I
                           ------
ITEM 1. BUSINESS.
     Independence Lead Mines Company (the Company) is a corporation organized under the laws of the State of Arizona on September 16, 1929. The Company is the owner of fifteen patented and fourteen unpatented mining claims. This claim group (the property) is situated Northwest of Hecla Mining Company's Luck Friday Mine in the Coeur d' Alene Mining
District, Shoshone County Idaho.  Adjacent is the community
of Mullan and U.S. Interstate Highway 90.
     Pursuant to the terms of an agreement dated February 8, 1968, among Hecla Mining Company (Hecla), Day Mines, Inc.
(Day), Abot Mining Company (Abot) and the Company (the Unitization Agreement), the Eastern portion of the Company's Property (approximately five-eighths of the total area of the Property) was unitized with certain adjoining and near-by properties owned by the Day and Abot into a unitized area, consisting of 55 claims, known as the DIA Area. Under the terms of the Unitization Agreement, ores and minerals in
place are owned by the parties thereto in the following
percentages:
     Day (now Hecla by merger)   47.70%
     Independence                46.30%
     Abot                         6.00%
   By a second agreement also dated February 8, 1968, (the
Lease Agreement), Hecla leased the DIA Area for a period of
fifty (50) years, subject to a 30-year extension, for the
purpose of conducting mineral exploration and development of the DIA  Area and mining such commercial ore as may be
discovered in the DIA Area by Hecla. Since inception of the Lease Agreement, Hecla has performed exploration and development work on what is called the Gold Hunter Project at a cost of more than $29,000,000 at year end December 31,
1997.  To date exploration has revealed a resource of 2.5
million tons.  Ore production for December 1997 was 6,936
tons and averaged 17.1 ounces silver, 9.2% lead and 1.2% zinc per ton.  Hecla projects mining 193,000 tons of ore from this deposit in 1998.
   The Lease Agreement provides that all costs and expenses incurred in the exploration, development and operation of the
DIA Area are to be paid by Hecla subject to the right of
Hecla to be reimbursed for such costs and expenses, together with All advance royalties paid, out of any future net profits realized from the operation of the DIA Area. After recovery of Hecla's costs and expenses and amounts paid as advance royalties, and the establishment of a three month working
capital reserve, net profit royalties are to be paid to the Company and the other property owners as follows:
     Day (now Hecla by Merger)   19.08%
     Independence                18.52%
     Abot                         2.40%

   Hecla, as the lessee, will retain the remaining sixty percent (60%) of any net profits realized. Under the terms of the Unitization Agreement, one-half of the first net profit royalties received by the Company are to be paid over to Day (now Hecla) until Day recovers the sum of $450,000. The relationship of the parties to the Agreement may, under certain circumstances, be converted to a joint venture at the option of the property owners, where after the property owners would become participating, non-operating working interest owners who would share profits and expenses in connection with the DIA Area in the same ratio as exists pursuant to lease arrangement with Hecla described above.
     Until Hecla commences to pay net profit royalties and during such period as the Lease Agreement is in effect, Hecla is obligated to pay an advance royalty to the Company of $750 per month subject to increase to $1,500 if production for the DIA Area exceeds 2,000 tons per month.
     The western portion of the Company's property is not under the DIA Area agreement. West Independence, as it is called, consists of 10 patented mining claims of which 4 claims are partly included in the DIA Area agreement. Patented acres owned are listed below.
     West Independence Acres     81.362
     East Independence Acres     91.808
                              --------
     Total Acres                173.170

     On November 10, 1997 present management was informed by Hecla that Hecla had given notice of termination of the West Independence Agreements in 1993. The former management had been notified of this by Hecla's certified letter dated December 21, 1993. Former Management did not disclose the termination of the West Independence agreements in the 1993 10-K. Erroneous statements as to the status of the West Independence continued in the 10-K's for 1994,1995, and 1996. Two letters from Hecla dated November 12, 1993 and December 21, 1993 regarding the West Independence Agreements are missing from the corporate records received from previous management. The minute book is silent on this subject.
     Within the boundaries of the property covered by the West Independence agreement were three unpatented claims owned by the Company, named Goethals, Panama Number 2 and Silver Mountain. After the termination of the West Independence Agreements, the former management failed to make the necessary filings and to pay the necessary fees. Those three mining claims lapsed and were lost to Independence Lead Mines Company.
     These three unpatented claims were re-staked and filed in the name of Hunter Mining Company by Don Springer, a former geological consultant of Independence Lead mines Company, on May 7, 1996. The Idaho Secretary of State's annual report form for 1997 lists the following persons as officers and directors of Hunter Mining Company.
Harry F. Magnuson, President
R.M. MacPhee, Secretary/Treasure
Tom Magnuson, Director
H. James Magnuson, Director
     H. James Magnuson is a former Director of Independence. R.M. MacPhee is a former director and was a long time Secretary/Treasurer of Independence.
     Pursuant to the terms of the February 8, 1968, agreements, Hecla will be obligated to pay a royalty of 18.52 percent of defined net profits after Hecla has recouped its costs to explore and develop this property from the new discovery to Independence Lead Mines Company.
     The Company has no patents, licenses, franchises or concessions which are considered by the Company to be of importance. The business is not of a seasonal nature. Since the potential products are traded in the open market, the Company has no control over the competitive conditions in the industry. There is no backlog of orders.
     There are numerous Federal and State laws and regulation related to environmental protection which have direct application to mining and milling activities. The more significant of these laws deal with mined land reclamation and waste water discharge from mines and milling operations. The Company does not believe that these laws and regulations as presently enacted will have a direct material adverse effect on its operations.
     The current officers and directors of the Company serve without compensation and are not considered by the Company to be employees.

ITEM 2. PROPERTIES

     By an agreement dated February 8, 1968 among the Company and the owners of other adjacent or neighboring mining properties, the Company and the owners of the other properties entered into certain agreements, the general effect of which was to establish certain vertical boundaries between their respective properties and to waive certain existing or potential claims to extralateral rights to veins or ores found outside of the vertical boundaries of their respective properties. The Property of the Company is subject to this agreement.
     Pursuant to existing law, the Company is required to perform the equivalent of $100 of work each year on each of its 14 unpatented claims or to pay $100.00 per claim as a rental fee in order to maintain possessory title to such properties. These requirements are performed by Hecla Mining Company under the terms of the February 8, 1968 agreements described in Item 1 of this report.
     Further information regarding the Properties of the Company is set forth in this report under Item 1. Business and is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

     H.F. Magnuson & Company, the accounting firm, which, prior to May 22, 1997 provided accounting, bookkeeping, geological and other professional services to Independence Lead Mines Company. H.F. Magnuson Company has filed suit in Shoshone County, Idaho in case #CV98-34222 to enforce two promissory notes. One note in the amount of $47,800.00 executed by former directors, R.M. MacPhee and Dale B. Lavigne, in favor of H.F. Magnuson & Company was executed on September 10, 1996 and states interest at nine percent (9%) per annum. The other note is in the principal amount of
$38,300 and was executed by   former directors R.M. MacPhee
and Dale B. Lavigne in favor of H.F. Magnuson & Company on May 13, 1997 and states interest at the rate of nine percent (9%) per annum. H.F. Magnuson & Company also seeks an award of its attorney fees and costs in that action. Independence Lead Mines Company, Inc. has denied any liability of Independence Lead Mines Company under those notes. Independence Lead Mines Company has also filed a counterclaim against H.F. Magnuson & Company. Management believes that the promissory notes will be invalidated by the court and believes that Independence Lead Mines Company will prevail on its counterclaims.
     H.F. Magnuson & Company and former directors, R.M. MacPhee, Dale B. Lavigne and Wray Featherstone have filed suit in Shoshone County, Idaho case #CV98-34225 against Independence Lead Mines Company, Bernard Lannen, Gordon Berkhaug, Forrest Godde, and Robert Bunde to validate 60,000 shares of Independence stock issued to them prior to May 22, 1997 for alleged past advances of expenses, services and as directors fees. The Plaintiffs also seek monetary damages from the Defendants in excess of $10,000 plus attorney fees and costs for the actions for the Defendants. Independence Lead Mines Company, Bernard Lannen, Gordon Berkhaug, Forrest Godde, and Robert Bunde have denied the validity of those 60,000 shares and have denied any liability for monetary damages. Independence Lead Mines company and the other named Defendants have made counterclaims against the Plaintiffs. Management believes the 60,000 shares of stock claimed by the plaintiffs will be invalidated by the court, the Plaintiffs will recover nothing from any of the Defendants and the Plaintiffs, including Independence Lead Mines Company, will prevail on their counterclaim. See note 5 to the financial statements.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On September 26, 1997 a meeting of the security holders of the Company was held to consider and vote on the following proposals. All proposals were recommended by current management and all were approved by the Company's security holders.
          1) Election of directors
          2) Amendment of the Articles of Incorporation of the Company to increase
               Authorized capitalization from 4,000,000 shares of common stock to 5,000,000 shares.

                           PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

(a) The market price ranges of the Company's common stock during each quarter of the years 1997 and 1996, respectively, were as follows:

                     1997                       1996
                HIGH      LOW             HIGH       LOW
1st Quarter     2.10      1.28             .85       .60
2nd Quarter     2.15      1.65            1.30       .84
3rd Quarter     2.00      1.50            1.40      1.00
4th Quarter     2.05      1.65            1.42      1.05

(b)   APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS.

     TITLE OF CLASS (1)         NUMBER OF RECORD HOLDERS
     DECEMBER 31, 1997
     Common non-assessable      Approximately 2,400 (1)
     Capital stock, par value
     $1.00 per share

(1) Included in the number of shareholders of record are shares held in nominee or street name.
(c) No dividends were paid by the Registrant in 1997 or 1996, and the Company has no plans to pay a dividend in the foreseeable future.
ITEM 6.  SELECTED FINANCIAL DATA

      Selected Income Statement Data:
                             YEAR ENDED DECEMBER 31,

                            1997       1996       1995       1994       1993
                            ----       ----       ----       ----       ----
Net Revenues                   0          0          0          0          0

Net Income (Loss)       (34,788)   (51,353)   (22,868)   (20,521)   (23,958)

Net Income (Loss)
Per Share                      0          0          0          0          0

          Selected Balance Sheets Data:
                             YEAR ENDED DECEMBER 31,

                            1997       1996       1995       1994       1993
                            -----      -----      -----      -----      -----
Current Assets             8,883        396        158          0      1,638
Current Liabilities      105,185     79,160     88,319     74,293     64,410
Working Capital         (96,302)   (78,764)   (88,161)   (74,293)   (62,772)
Total Assets           3,244,105  3,235,618  3,235,380  3,234,507  3,236,860
Deferred Income          283,250    266,000    253,250    244,250    235,250
Long-Term Debt                 0          0          0          0          0
Stockholders Equity    2,855,670  2,890,458  2,893,811  2,916,679  2,937,200

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION
     AND RESULT OF OPERATIONS.

     LIQUIDITY. The liquidity of the Company decreased over the past year, due to an increase in general and administrative costs. It is anticipated that working capital will be provided in the future by advanced royalties and proceeds from the sale of company stock. CAPITAL RESOURCES. The Property of the Company is leased to Hecla Mining Company. Capital improvements are to paid for by Hecla pursuant to the terms of the leases. The Company has no long-term debt.
     RESULTS OF OPERATIONS. The Company is in the exploratory and development stage and has no operations. The general and administrative costs increased substantially in 1996 but are expected to stabilize at 1997 levels in the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's financial statements appear following Item
     9. See index to Financial Statements at Page 12 of this
     report.
ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
     DISCLOSURE.
     Not applicable.
                                                     PAGE

FINANCIAL STATEMENTS:

   Balance Sheet, December 31, 1997 and 1996           13

   Statement of Operations and Deficit Accumulated
   During The Exploratory Stage for the Years Ended
   December 31, 1997, 1996 and 1995                    14

   Statement of Cash flows, for the years ended
   December 31, 1997, 1996 and 1995                    15

   Notes to Financial Statements, December 31, 1997
   And 1996                                            16 - 18


   The Company's financial statements are unaudited in reliance upon
   Section 210.3-11 of Regulations S-X adopted by the Securities and
   Exchange Commission.

                             BALANCE SHEET UNAUDITED
                           December 31, 1997 and 1996
                             ----------------------
                                   A S S E T S
                                        1997          1996
                                        ------        ------
Current Assets
     Cash                               8,883           396
                                       ------        ------
          Total Current Assets          8,883           396
                                       ------        ------
Property and Equipment, at cost
     Equipment                                          118
     Less accumulated depreciation  ---------     ---------
     Mining Property                3,047,302     3,047,302
                                    ---------     ---------
                                    3,047,302     3,047,302
Other Assets
     Unrecovered exploration costs    187,920       187,920
                                    ---------     ---------

Liabilities and Stockholders' Equity
Current Liabilities                      1997          1996
                                        -----         -----
     Accounts Payable                   3,905        13,024
     Advance payable (Note 6)          86,100        59,600
     Interest payable                   5,180         6,536
     Loans from Shareholders           10,000             0
                                    ---------     ---------
          Total current liabilities   105,185        79,160
                                    ---------     ---------
Deferred Income                       283,250       266,000
                                    ---------     ---------
Stockholders' Equity
     Common stock, $1.00 par value;
     Authorized 5,000,000 shares;
     Issued Outstanding 4,324,306
     and 3,990,047 Shares (Note 5)   4,324,306    3,990,047
     Additional Paid-In Capital      (137,630)      196,621
     (deficit)                     ----------     ---------
                                    4,186,668     4,186,668
     Less deficit accumulated
     During the exploratory stage  (1,330,998)   (1,296,210)
                                    ----------     ---------
                                    2,855,670     2,890,458
                                    ----------     ---------
                                    3,244,105     3,235,618
                                   ==========     =========

           STATEMENT OF OPERATIONS AND DEFICIT ACCUMULATED DURING THE
                          EXPLORATORY STAGE - UNAUDITED
                For the years ended December 31, 1997, 1996, 1995
                 -----------------------------------------------
Revenue                               1997           1996           1995
                                      -----          -----          -----
     Expenses
     Management and directors fees                  24,000
     Licenses and fees                 290             560            550
     Office expense                  2,939           3,131          2,683
     Office Services                 4,900           8,445          8,355
     Geological                      2,050           7,169          5,662
     Interest                        7,004           6,535          5,618
     Legal                           9,671           1,513
     Accounting                        877
     Shareholder & Public Relations  7,057
                                 ---------       ---------      ---------
                                    34,788          51,353         22,868
                                 ---------       ---------      ---------
Net Loss                            34,788          51,353         22,868

Deficit, accumulated during the
Exploratory stage, beginning
Of year                          1,296,210       1,244,857      1,221,989
                                 ---------       ---------      ---------

Deficit, accumulated during the
Exploratory stage, end of year   1,330,998       1,296,210      1,244,857
                                 =========       =========      =========
Loss per share                       .0087           .0061          .0058
                                 =========       =========      =========

The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

                                        1997          1996         1995
                                        ----          ----         ----
Cash Flows From
Operating Activities
Net Loss                           (34,788)       (22,868)     (20,521)
Adjustment to reconcile net
Loss to net cash provided by
Operating activities
     1. Increase (decrease) in cash
       Due to changes in assets
       And liabilities
          Receivable
          Accounts payable          (9,119)         2,124
          Deferred income            17,250        12,750        9,000
          Interest payable          (1,335)           917          941
                                    -------       -------      -------
          Net cash used by
          Operating activities     (28,013)      (35,562)     (12,927)
                                    -------      --------     --------
Cash Flows From Financing Activities
     Issuance of capital stock          -0-        24,000
     Net borrowing on short-term
     Advances                        36,500        11,800       13,800
                                    -------      --------     --------
                                     36,500        35,800       13,800
                                    -------      --------     --------

Net increase (decrease) in cash       8,487           238          873
Cash, beginning of year                 396           158        (715)
                                    -------      --------     --------
Cash, end of year                     8,883           396          158
                                    =======      ========     ========

Disclosure of Accounting Policy
     For the years ended December 31, 1997, 1996 and 1995,
         the Company had no cash equivalents.
Supplementary Disclosure of Cash Flow Information

     Interest paid                    8,324         5,618        4,678
                                    =======      ========     ========

     Taxes paid                          10            10           10
                                    =======      ========     ========

The accompanying notes are an integral part of these financial statements.

                   NOTES TO FINANCIAL STATEMNTS
                    December 31, 1997 and 1996
                     -------------------------
Note 1 Company business, The Company was incorporated under the laws of the State of Arizona on September 16, 1929.
          The Company is presently in the exploratory stage.

Note 2 The significant accounting principles and practices of the Company are as follows:
     a. The financial statements are prepared on the accrual basis of accounting.
     b. In accordance with Statement No. 7 of the Financial Accounting Standards Boards, the Company charges current costs related to exploration and development to operations.
     c. The Company depreciated its equipment on the straight-line method over their estimated useful life of 7 years.
     d. Earning per share have been computed using the weighted average of shares outstanding during the period.

Note 3 Company property The Company has 15 patented and 14 unpatented claims situated Hunter Mining District, Shoshone County, Idaho. On February 8, 1968, the Company entered into an agreement with Day Mines, Inc., Abot Mining Company and Hecla Mining Company. Certain properties of the four companies were combined for purposes of exploration and development. These properties were referred to as the DIA Area. DIA Area consists of 9 patented and 14 unpatented claims of Independence Lead Mines Company. Hecla Mining Company is the exploring and developing company. The DIA agreement allows Hecla Mining Company to recover all of its exploration and development cost, advance royalties paid, and to build a three months' reserve for working capital prior to splitting profits. Independence is to receive 18.52% of the profits, and under the terms of the DIA agreement the Company receives an advance of $1.500 each month 2,000 tons of ore is mined.

Note 4 In addition to cash costs in the amount of $23,302, the amount Reflected in the balance sheet as the cost of mining claims reflects the par value assigned to 3,024,000 shares of stock issued for $3,034,000. The underlying cost basis of the mining claims is unknown and unobtainable. Since it was an accepted accounting practice at the time of the transaction, all subsequent financial statements have used the par value of the shares issued as the cost basis of the mining claims. The Company has considered revaluation of the mining properties, but feels that to revalue them at an amount that has no basis would be misleading. The Company feels that the claims are of value, as Hecla Mining Company has continued with its lease since 1968.

Note 5 As reported in previous forms 10-K by management, the stock ledger and shareholders list in the past indicated more shares issued and outstanding than the shares authorized and reported on the financial statements. In spite of the apparent over-issuance of stock, on September 10, 1996 the previous board of directors authorized the issuance of 30,000 shares to H.F. Magnuson & Co. and 30,000 shares to themselves as compensation for services. Immediately prior to the issuance of the 60,000 shares, the shares issued and outstanding according to the shareholder list exceeded authorized capitalization by 255,806 shares. Shares outstanding, according to the shareholders list, were understated in the company's then current form 10-K by 325,759 shares. Current management has not found what it considers to be adequate substantiation that the Company was not over-capitalized when the 60,000 shares were issued. Because of this, the recipients of the shares have been requested to return the shares to the company. This request has been refused by all recipients.

Note 6 As shown in the financial statements, the Company incurred net losses of $34,788, $51,353, and $22,868 during the years ending December 31, 1997, 1996, and 1995, respectively, and on these dates, the Company's current liabilities exceeding current assets by $96,302, $78,764, and $88,161. These factors indicate doubt as to the ability of the Company to continue business on a going concern basis. Current liabilities at December 31, 1997 include advances payable to H.F. Magnuson & Co. of $86,100 plus accrued interest of $5,180. These liabilities are being disputed by the Company and subsequent to December 31, 1997 have become involved in litigation. The Company has taken the position that the advances and accrued interest are not valid claims against the Company. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

Note 7 Statements of income, cash flows, and shareholders' equity since the inception of the Company, September 16, 1929, through December 31, 1997 have not been presented. Generally accepted Accounting principles require that such statements be presented when financial statements purport to present financial position and results of operations for a development stage company. Early records of income and expense for the Company are incomplete.

                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Executive
Officers and Directors             Brief profile of
And Position Held        Age       Officers and Directors
------------------------ -----     --------------------------
Bernard C. Lannen        61        President Vulcan Silver
President and Director             Mining Company, Director
                                   Of Lucky Friday Ext.
                                   Mining Company.

Wayne L. Schoonmaker     61        Certified Public Accountant
Secretary/Treasurer                Secretary/Treasurer Hanover Gold
                                   Company Inc.

Forrest G. Godde         81        President of Corporate Ranches in
Director                           California & Nevada, Director of
                                   Mineral Mountain Mining.

Robert Bunde             59        Semi retired farmer with
Director                           investments in the mining field.

Gordon Berkhaug          63        Management of real estate
Director                           investments, with experience in
                                   the mining field.

Dale B. Lavigne          67        President of Osburn Drug Company
Director                           Director of numerous mining
                                   company's. Mr. Lavigne resigned on
                                   April 13, 1998.

The by-laws of the Company provide that the Directors serve until the next annual meeting of shareholders or until their respective successors have been duly elected and qualified. Officers serve at the discretion of the Board of Directors.

Item 11. Executive Compensation
     (a) The following table sets forth all remuneration paid by the company during the fiscal year ended December 31, 1997, for services in all capacities to all directors and executive officers of the Company.

Name of Individual               Capacities in
Or Number in Group               Which served
Compensation
------------------               -------------           ------------
Six persons in the group      All executive officers        -0-
                        Directors as a group

     No retirement benefit, bonus or other remuneration plans are in effect with respect to the Company's officers and directors.

     The Company has no standard or other arrangements for compensating directors.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     To the knowledge of the Company, no person beneficially owned more than five percent (5%) of any class of the Registrant's voting securities as of January 31, 1998.

     The following tabulation shows the beneficial ownership's of the Company's officers and directors in the securities of the Company as of January 31, 1998:

                            Share of           Approximate
                            Common Stock       Percentage of
     Name                   Beneficially Owned Class
     -----                  ------------------ --------------
     Bernard C. Lannen         171,082                 3.91
     Wayne L. Schoonmaker        4,000                  .09
     Forrest G. Godde           90,000<F1>             2.06
     Robert Bunde              132,500                 3.03
     Gordon Berkhaug            68,275                 1.56
     Dale B. Lavigne            18,425                  .42

     <F1> Includes 45, 000 shares which represent Mr. Godde's 50%
     interest in the Godde 1980 Trust.

     All directors and executive officers of the Company as a group (six persons in a group) own 484,282 shares or approximately
     11.07 percent of the Company's outstanding voting securities.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

Not applicable
                              PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a) 1. Financial Statements See index to Financial Statements at page 12 of this report

     2. Financial Statement Schedules

       V  Statement of Property, Plant and Equipment, Page 25

       Other financial statement schedules are omitted because of conditions under which they are required, or because the required information given in the financial statements or notes thereto.

(b) The company filed its report on Form 8-K during the last quarter of 1992.

(c) Exhibits No additional exhibits are filed as a part of this report. The Exhibit Index appears at Page 23 of this report.

                           SIGNATURES

     Pursuant to the requirement of Section 13 of the Securities
     Exchange Act of 1934, the Registrant has duly caused this report to be sign on its behalf by the undersigned, there unto duly authorized.

                 INDEPENDENCE LEAD MINES COMPANY

/s/ Wayne L. Schoonmaker                        /s/ Bernard C.Lannen
--------------------------                      ----------------------
Wayne L. Schoonmaker                         Bernard C. Lannen
Secretary/Treasurer                          President, Chief Administrative
                                             Officer, and Director

Dated April 29, 1998                         Dated April 29, 1998
-----------------------                      ----------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated.

                          EXHIBIT INDEX
Exhibits

     3.1 Articles of Incorporation of Independence Lead Mines, Inc., as amended, previously filed as Exhibit 3.1 to Form 10-K for 1983 and incorporated by reference herein.
     3.2 Bylaws of Independence Lead Mines Company, as amended, previously filed as Exhibit 3.2 to Form 10-K for 1983 and incorporated by reference herein.
     10.1  Unitization Agreement dated February 8, 1968 among Day
          Mines, Inc., Independence Lead Mines company and Abot Mining Company, previously filed as Exhibit 10.1 to Form 10-K for 1983 and incorporated by reference herein.
     10.2  Agreement dated February 8, 1968 among Hecla Mining
          Company, Day Mines, Inc., Independence Lead Mines Company and Abot Mining Company, previously filed Exhibit 10.2 to Form 10-K for 1983 and incorporated by reference herein.
     10.3 Agreement and Mining Lease dated February 7, 1968 among Independence Lead Mines Company, Hecla Mining Company and the Bunker Hill Company, previously filed as Exhibit 10.3 to Form 10-K for 1983 and incorporated by reference herein.
          (Notice of agreement termination given to previous management December 21, 1993 and erroneously reported in 10K for year 1993, 1994, 1995 and 1996.)
     10.4  First Amendment to West Independence Agreement and Mining
          Lease among Independence Lead Mines Company, Hecla Mining Company and the Bunker Hill Company dated April 19, 1973, previously filed as Exhibit 10.4 to Form 10-K for 1983 and incorporated by reference herein.
          (Notice of agreement termination given to previous management December 21, 1993 and erroneously reported in 10K for year 1993, 1994, 1995 and 1996.)
     10.5 Second Amendment to West Independence Agreement and
          Mining Lease among Independence Lead Mines Company,
          Hecla Mining Company and The Bunker Hill Company dated
          April 1981, previously filed as Exhibit 10.5 to Form 10-
          K for 1983 incorporated by reference herein.
          (Notice of agreement termination given to previous management December 21, 1993 and erroneously reported in 10K for year 1993, 1994, 1995 and 1996.)
     10.6 Assignment dated February 7, 1968 from Independence
          Lead Mines Company to Day Mines, Inc. assigning 5% royalties from the West Independence Area, previously filed as Exhibit 10.6 to Form 10-K for 1983 and incorporated by reference herein.
          (Notice of agreement termination given to previous management December 21, 1993 and erroneously reported in 10K for year 1993, 1994, 1995 and 1996.)
     10.7 Agreement dated February 8, 1968 among Independence
          Lead Mines Company, Day Mines, Inc., Abot Mining
          Company, Wall Street Mining Company, Hunter Creek
          Mining Company, Lucky Friday Extension Mining Company,
          Hecla Mining Company and the Bunker Hill Mining Company relating to extralateral and intralimital rights to mining claims, previously filed as Exhibit 10.7 to Form
          10-K for 1983 and incorporated by reference herein.

                          Property, Plant and Equipment
              For the years ended December 31, 1997, 1996 and 1995
               ---------------------------------------------------


Balance,                                                     Balance
                        Beginning                            Other      End of
                        Of year     Addition     Retirements Changes    Year
                        --------    ---------    ----------- -------    -------
December 31, 1997
Equipment                  118                     (118)                    0

Mining Property      3,047,302                                      3,047,302
Less deferred credits   266,00       17,250                           283,250
                     ---------     --------     --------    ------- ---------
     Net             2,781,302     (17,250)        (118)            2,764,052
                     ---------     --------     --------    ------- ---------
Total                             2,781,402     (17,250)      (118)      NONE
2,764,052
                     =========      ========    ========    ======= =========

December 31, 1996
Equipment                  118                                            118
                     ---------                                      ---------
Mining Property      3,047,302                                      3,047,302
Less deferred credits  253,250       12,750                           266,000
                     ---------     --------                         ---------
     Net             3,794,052     (12,750)                         2,781,302
                     ---------     --------                         ---------
     Total           3,794,170     (12,750)         None       None 2,781,402
                     =========     ========        =====      ===== =========

December 31, 1995
Equipment                  118                                            118
                     ---------                                      ---------
Mining Property      3,047,302                                      3,047,302
Less deferred credits  244,250        9,000                           253,250
                     ---------      -------                         ---------
     Net             2,803,052      (9,000)                         2,794,052
                     ---------      -------                         ---------
     Total           2,803,170      (9,000)         None       None 2,794,170
                     =========      =======       ======      ===== =========