Form 10-K
period 1998-12-31
INDEPENDENCE LEAD MINES CO
filed 1999-03-23
CIK 50073

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1998
                               OR
   [  ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the transaction period from          to

                  Commission file number 1-316

                 INDEPENDENCE LEAD MINES COMPANY
     (Exact name of registrant as specified on its charter)

          ARIZONA                            82-0131980
     (State or other jurisdiction       (IRS Employer Identification No.)
          of incorporation)

                           P O BOX 717
                      WALLACE, IDAHO 83873
            (Address of principal executive offices)

 Registrant's telephone number, including area code: (208) 753-2525

Securities registered pursuant to Section 12 (b) of the Act:

     Common Non-Assessable Stock,
     Par Value $1.00 per Share               None
     -----------                             -----------
     Title of each class                Name of each exchange
                                        on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]       No [   ]

As of December 31, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $3,491,222.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 1998, there were 4,369,993 shares outstanding of the registrant's $1.00 par value common stock; authorized common shares of 5,000,000.

               DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in the indicated parts of this Form 10-K:
                              NONE

                 INDEPENDENCE LEAD MINES COMPANY
                     Form 10-K Annual Report
              For the year ended December 31, 1998


                        TABLE OF CONTENTS

                             PART I
                                                       Page
Item 1.   Business  .    .    .    .    .    .    .           1
Item 2.   Properties     .    .    .    .    .    .    .      3
Item 3.   Legal Proceedings   .    .    .    .    .    .      4
Item 4.   Submission of Matters to a Vote of Security Holders.4

                             PART II

Item 5.   Market for the Registrant's Common Stock and
          Related Stockholder Matters   .    .    .    .    . 5
Item 6.   Selected Financial Data  .    .    .    .    .    . 5
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations . . . 6
Item 8.   Financial Statements and Supplementary Data  .    . 6
Item 9.   Disagreements on Accounting and Financial Disclosure6
          Index to Financial Statements      .    .    .    . 7

                            PART III

Item 10.  Directors and Executive Officers of the Registrant 13
Item 11.  Executive Compensation   .    .    .    .    .    .13
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management    .    .    .    .         .14
Item 13.  Certain Relationships and Related Transaction     .14

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules
          And Reports on Form 8-K  .    .    .    .    .    .14
          Exhibit Index  .    .    .    .    .    .    .     15
          Schedule of Property, Plant and Equipment    .    .16
          Signature Page .    .    .    .    .    .    .     17


  [The balance of this page has been intentionally left blank]

                 INDEPENDENCE LEAD MINES COMPANY
                     Form 10-K Annual Report
              For the year ended December 31, 1998

                             PART I

ITEM 1. BUSINESS.

     Independence Lead Mines Company (the "Company") is a corporation organized under the laws of the State of Arizona on September 16, 1929. The Company is the owner of fifteen patented and fourteen unpatented mining claims. This claim group (the "property") is situated Northwest of Hecla Mining Company's Luck Friday Mine in the Coeur d' Alene Mining District, Shoshone County Idaho. Adjacent is the community of Mullan and U.S. Interstate Highway 90.

     Pursuant to the terms of an agreement dated February 8, 1968, among Hecla Mining Company ("Hecla"), Day Mines, Inc. ("Day"), Abot Mining Company ("Abot") and the Company (the "Unitization Agreement"), the Eastern portion of the Company's Property (approximately five-eighths of the total area of the Property) was unitized with certain adjoining and near-by properties owned by the Day and Abot into a unitized area, consisting of 55 claims, (known as the "DIA Area"). Under the terms of the Unitization Agreement, ores and minerals in place are owned by the parties thereto in the following percentages:

          Day (now Hecla by merger)               47.70%
          Independence                            46.30%
          Abot                                     6.00%

     By a second agreement also dated February 8, 1968, (the "Lease Agreement"), Hecla leased the DIA Area for a period of fifty (50) years, subject to a 30-year extension, for the purpose of conducting mineral exploration and development of the DIA Area and mining such commercial ore as may be discovered in the DIA Area by Hecla. Since inception of the Lease Agreement, Hecla has performed exploration and development work on the DIA Project at a cost of more than $32,000,000 at year end December 31, 1998. To date exploration has revealed a resource estimate of 7,933,418 tons. Ore production for 1998 was 193,891 tons and averaged
     18.41 ounces silver, 10.33 % lead and 1.35% zinc per ton.

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

     The western portion of the Company's property is not under the DIA Area agreement. West Independence, as it is called, consists of 10 patented mining claims of which four (4) claims are partly included in the DIA Area agreement.
     Patented acres owned are listed below.

                    West Independence Acres 81.362
                    East Independence Acres 91.808
                                         ---------
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

     During 1998, Hunter Mining Company offered to return the three unpatented claims to Independence for its cost involved with these claims and Independence accepted this offer.

     During 1998, The Company conducted a voluntary share buyback program for shareholders with no more than 200 shares, in order to relieve those shareholders of the inconvenience and cost of brokerage commission. As result of the buyback program, the company purchased a total of 6,793 shares at a price of $1.70 per share. The program was terminated in October 1998.

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

     Pursuant to existing law, the Company is required to perform the equivalent of $100 of work each year on each of its 14 unpatented claims included in the agreements mentioned in paragraph above, or to pay $100.00 per claim as a rental fee in order to maintain possessory title to such properties. These requirements are performed by Hecla Mining Company under the terms of the February 8, 1968 agreements described in Item 1 of this report.

     In addition the three (3) claims in West Independence not included in the above agreements are paid for directly by Independence Lead Mine.

     Further information regarding the Properties of the Company is set forth in this report under "Item 1. Business" and is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

1. H.F. Magnuson & Company, the accounting firm, which, prior to May 22, 1997 provided accounting, bookkeeping, geological and other professional services to Independence Lead Mines Company. H.F. Magnuson Company has filed suit in Shoshone County, Idaho in case #CV98-34222 to enforce two promissory notes. One note in the amount of $47,800.00 executed by former directors, R.M. MacPhee and Dale B. Lavigne, in favor of H.F. Magnuson & Company was executed on September 10, 1996 and states interest at nine percent (9%) per annum. The other note is in the principal amount of $38,300 and was executed by former directors R.M. MacPhee and Dale B. Lavigne in favor of H.F. Magnuson & Company on May 13, 1997 and states interest at the rate of nine percent (9%) per annum. H.F. Magnuson & Company also seeks an award of its attorney fees and costs in that action. Independence Lead Mines Company, Inc. has denied any liability of Independence Lead Mines Company under those notes. Independence Lead Mines Company has also filed a counterclaim against H.F. Magnuson & Company. Management believes that the promissory notes will be invalidated by the court and believes that Independence Lead Mines Company will prevail on its counterclaims.

2.   H.F. Magnuson & Company and former directors, R.M. MacPhee,
     Dale B. Lavigne and Wray Featherstone have filed suit in Shoshone County, Idaho case #CV98-34225 against Independence Lead Mines Company, Bernard Lannen, Gordon Berkhaug, Forrest Godde, and Robert Bunde to validate 60,000 shares of Independence stock issued to them prior to May 22, 1997 for alleged past advances of expenses, services and as directors fees. The Plaintiffs also seek monetary damages from the Defendants in excess of $10,000 plus attorney fees and costs for the actions for the Defendants. Independence Lead Mines Company, Bernard Lannen, Gordon Berkhaug, Forrest Godde, and Robert Bunde have denied the validity of those 60,000 shares and have denied any liability for monetary damages. Independence Lead Mines company and the other named Defendants have made counterclaims against the Plaintiffs. Management believes the 60,000 shares of stock claimed by the plaintiffs will be invalidated by the court, the Plaintiffs will recover nothing from any of the Defendants and the Plaintiffs, including Independence Lead Mines Company, will prevail on their counterclaim. See note 5 to the financial statements.

     The hearing date for both proceedings has been set for December, 1999. Dale Lavigne, a director of the company at the time the lawsuits were filed, was a party to the lawsuits against the company and its directors. As a consequence, the remaining directors asked for and received Mr. Lavigne's resignation from the board in 1998.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     There was no shareholder meeting held in 1998.


  [The balance of this page has been intentionally left blank.]

                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

(a) The market price ranges of the Company's common stock during each quarter of the years 1998 and 1997, respectively, were as follows:

               1998                 1997
               -----                -----
               High      Low       High      Low
               -----     ------    -------   -------
1st Quarter    1.80      1.50      2.10        1.28
2nd Quarter    1.80      1.55      2.15        1.65
3rd Quarter    1.80      1.10      2.00        1.50
4th Quarter    1.35       .90      2.05        1.65

(b)  Approximate Number of Equity Security Holders.

     Title of Class (1)            Number of Record Holders
     December 31, 1998
     ------------------            ------------------------------
     Common non-assessable              Approximately 2,300 (1)
     Capital stock, par value
     $1.00 per share

     (1) Included in the number of shareholders of record are shares held in "nominee" or "street" name.

(c) No dividends were paid by the Registrant in 1998 or 1997, and the Company has no plans to pay a dividend in the foreseeable future.


ITEM 6.   SELECTED FINANCIAL DATA

          Selected Income Statements Data:

                     Year ended December 31,
                 ------------------------------
                  1998       1997      1996       1995
                 -----      -----     ------      -----
Net Revenues     3,592       -0-        -0-        -0-

Net Income      (29,023)   (34,788)  (51,353)   (22,868)
(Loss)

Net Income
(Loss)          (.0067)    (.0087)    (.0061)    (.0058)
Per share

  [The balance of this page has been intentionally left blank.]

Selected Balance Sheets Data:

                       Year ended December 31,
                  1998       1997      1996       1995
                 ------     ------    ------     ------
Current Assets   60,086     8,883       396        158

Current         105,065    105,185    79,160     88,319
Liabilities

Working         (44,979)   (96,302)  (78,764)   (88,161)
Capital

Total Assets   3,296,413  3,244,105  3,235,618  3,235,380

Deferred        301,250    283,250    266,000    253,250
Income

Long-Term Debt    -0-        -0-        -0-        -0-

Stockholders'  2,890,098  2,855,670  2,890,458  2,893,811
Equity

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULT OF
      OPERATIONS.

     Liquidity. The liquidity of the Company increased over the past year, primarily due the proceeds from a private placement of 50,000 shares of company stock. It is anticipated that working capital will be provided in the future by advanced royalties and proceeds from the sale of company stock.

     CAPITAL RESOURCES. The Property of the Company is leased to Hecla Mining Company. Capital improvements are to paid for by Hecla pursuant to the terms of the leases. The
     Company has no long-term debt.

     RESULTS OF OPERATIONS. The Company is in the exploratory and development stage and has no operations. The general and administrative costs remained substantially constant with 1997 levels in 1998.Revenue of $3,592 was realized in 1998 from the sale of timber and interest income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's financial statements appear following Item 9.
     See index to Financial Statements at Page 12 of this report.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                  INDEX TO FINANCIAL STATEMENTS
          Filed as part of the Annual Report Form 10-K
                        December 31, 1998

                                                       Page

FINANCIAL STATEMENTS:

     Balance Sheet, December 31, 1998 and 1997         .    8

     Statement of Operations and Deficit Accumulated
     During The Exploratory Stage for the Years Ended
     December 31, 1998, 1997 and 1996   .    .    .    .    9

     Statement of Cash flows, for the years ended
     December 31, 1998, 1997 and 1996   .    .    .    .    10

     Notes to Financial Statements, December 31, 1998
     And 1997   .     .     .     .     .    .    .    .    11


     The Company's financial statements are unaudited in reliance upon Section 210.3-11 of Regulations S-X adopted by the Securities and Exchange Commission.


  [The balance of this page has been intentionally left blank.]

                 INDEPENDENT LEAD MINES COMPANY
                 (An Exploration Stage Company)

                            PART III

                    BALANCE SHEET - UNAUDITED
                   December 31, 1998 and 1997

                           A S S E T S

CURRENT ASSETS                         1998         1997
                                     ------      -------
     Cash                            55,678        8.883
     Royalties Receivable             1,500            -
                                   --------    ---------
          Total current assets       60,086        8,883
                                   --------    ---------

PROPERTY AND EQUIPMENT, at cost
     Equipment                            -            -
     Less accumulated depreciation        -            -
                                   --------    ---------

     Mining property              3,048,407    3,047,302
                                   --------    --------
                                  3,048,407    3,047,302
                                   --------    ---------

OTHER ASSETS
     Unrecovered exploration costs  187,920      187,920
                                   --------    ---------
          TOTAL ASSETS            3,296,413    3,244,105
                                   ========    =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                    1998           1997
                                    -------         ------
     Accounts payable                 6,333          3,905
     Advances payable                86,100         86,100
     Interest payable                12,632          5,180
     Loans from Shareholders              -         10,000
                                   --------      ---------
       Total current liabilities    105,065        105,185
                                   --------      ---------
DEFERRED INCOME                     301,250        283,250
                                   --------      ---------
STOCKHOLDERS' EQUITY
   Common stock, $1.00 par value;
   authorized 5,000,000 shares;
   issued 4,324,306shares (Note5) 4,369,993      4,324,306
   Additional Paid in
   Capital(deficit)                (119,873)      (137,630)
                                   ---------     ---------
                                   4,250,120     4,186,668

   Less deficit accumulated
    during the Exploratory stage  (1,360,022)   (1,330,998)
                                   ---------     ---------
Total Stockholder's equity         2,890,098     2,855,670
                                   ---------     ---------
Total Liabilities & Stockholders'
    equity                         3,296,413     3,244,105
                                   =========     =========
The accompanying notes are an
integral part of these financial
Statements.

                                8

                 INDEPENDENT LEAD MINES COMPANY
                 (An Exploration Stage Company)

   STATEMENT OF OPERATIONS AND DEFICIT ACCUMULATED DURING THE
                  EXPLORATORY STAGE - UNAUDITED
        For the years ended December 31, 1998, 1997, 1996

REVENUE                              1998         1997        1996
                                  -------       ------      ------
     Sales - Timber                 2,091            -           -
     Interest Income                1,501            -           -
                                  -------    ---------    --------
                                    3,592            -           -
EXPENSES                          -------    ---------    --------
   Management and directors fees $           $            $ 24,000
   Licenses and fees                1,372          290         560
   Office expense                   2,661        2,939       3,131
   Office services                    497        4,900       8,445
   Geological                           -        2,050       7,169
   Interest                         7,810        7,004       6,535
   Legal                           14,233        9,671       1,513
   Accounting                       1,450          877           -
   Shareholder & Public Relations   4,592        7,057           -
                                  -------    ---------    --------
                                   32,615       34,788     $51,353
                                  -------    ---------    --------

NET LOSS                           29,023       34,788      51,353

DEFICIT, accumulated during the
    exploratory stage, beginning
     of year                    1,330,999    1,296,210   1,244,857
                                ---------    ---------   ---------
DEFICIT, accumulated during the
    exploratory stage, end of   1,360,022    1,330,998   1,296,210
     year                       =========    =========   =========                        =
LOSS PER SHARE                      .0067        .0087       .0061
                                  =======    =========    ========

  [The balance of this page has been intentionally left blank.]

The accompanying notes are an integral part of these financial statements.

                 INDEPENDENT LEAD MINES COMPANY
                 (An Exploration Stage Company)

               STATEMENT OF CASH FLOWS - UNAUDITED
        For the years ended December 31, 1998, 1997, 1996

CASH FLOWS FROM OPERATING ACTIVITIES      1998        1997       1996
                                        ------      ------     ------
  Net loss                            (29,023)    (34,788)   (22,868)
  Adjustment to reconcile net
  Loss to net cash provided by
  Operating activities
     1.  Increase (decrease) in cash
          Due to changes in assets
          And liabilities
          Receivable                   (1,500)           -          -
          Accounts payable               2,428     (9,119)      2,124
          Deferred income               18,000      17,250     12,750
          Interest payable               7,452     (1,356)        917
                                       -------    --------    -------
          Net cash used by
          Operating activities         (2,643)    (28,013)    (35,562)
                                      --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of capital stock             75,000       -         24,000
  Net borrowing on short-term         (10,000)      36,500     11,800
   advances                          ---------     -------    -------

                                        65,000      36,500     35,800
                                     ---------     -------    -------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of Mining Claims            (1,105)           -          -
  Purchase of Company's Capital       (11,549)           -          -
Stock
  Purchase of Investments              (2,908)           -          -
                                     ---------     -------    -------
                                      (15,562)           -          -
                                     ---------     -------    -------
Net increase (decrease) in cash         46,795       8,487        238

CASH, beginning of year                  8,883         396        158
                                      --------     -------    -------
CASH, end of year                       55,678       8,883        396
                                     =========     =======    =======

DISCLOSURE OF ACCOUNTING POLICY
     For the years ended December 31, 1998, 1997 and 1996, the
     Company had no cash equivalents.

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

                                          1998      1997      1996
                                        ------    ------    ------
     Interest paid                           0     8,324     5,618
                                        ======    ======    ======
     Taxes paid - State of Idaho            10        10        10
                                        ======    ======    ======

The accompanying notes are an integral part of these financial statements.

                               10

                 INDEPENDENT LEAD MINES COMPANY
                 (An Exploration Stage Company)

                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 1998 and 1997

Note 1 - Company business - The Company was incorporated under the laws of the State of Arizona on September 16, 1929.
          The Company is presently in the exploratory stage.

Note 2 - The significant accounting principles and practices of the Company are as follows:

     a. The financial statements are prepared on the accrual basis of accounting.

     b.   In accordance with Statement No. 7 of the Financial
          Accounting Standards Boards, the Company charges current costs related to exploration and development to operations.

     c. The Company depreciated its equipment on the straight-line method over their estimated useful life of 7 years. The Company currently has no depreciable property.

     d. Earning per share have been computed using the weighted average of shares outstanding during the period.

Note 3 - Company property - The Company has 15 patented and 17 unpatented claims situated in the Hunter Mining District, Shoshone County, Idaho. On February 8, 1968, the Company entered into an agreement with Day Mines, Inc., Abot Mining Company and Hecla Mining Company. Certain properties of the four companies were combined for purposes of exploration and development. These properties were referred to as the DIA Area. The DIA Area consists of 9 patented and 14 unpatented claims of Independence Lead Mines Company. Hecla Mining Company is the exploring and developing company. The DIA agreement allows Hecla Mining Company to recover all of its exploration and development cost, advance royalties paid, and to build a three months' reserve for working capital prior to splitting profits. Independence is to receive 18.52% of the profits, and under the terms of the DIA agreement the Company receives an advance of $1,500 for each month 2,000 tons of ore is mined.

Note 4 - In addition to cash costs in the amount of $23,302, the amount reflected in the balance sheet as the cost of mining claims reflects the par value assigned to 3,024,000 shares of stock issued for $3,034,000. The underlying cost basis of the mining claims is unknown and unobtainable. Since it was an accepted accounting practice at the time of the transaction, all subsequent financial statements have used the par value of the shares issued as the cost basis of the mining claims. The Company has considered revaluation of the mining properties, but feels that to revalue them at an amount that has no basis would be misleading. The Company feels that the claims are of value, as Hecla Mining Company has continued with its lease since 1968.
                               11
Note 5 - As reported in previous forms 10-K by management, the stock ledger and shareholders list in the past indicated more shares issued and outstanding than the shares authorized and reported on the financial statements. In spite of the apparent over-issuance of stock, on September 10, 1996 the previous board of directors authorized the issuance of 30,000 shares to H.F. Magnuson & Co. and 30,000 shares to themselves as compensation for services. Immediately prior to the issuance of the 60,000 shares, the shares issued and outstanding according to the shareholder list exceeded authorized capitalization by 255,806 shares. Shares outstanding, according to the shareholders list, were understated in the company's then - current form 10-K by 325,759 shares. Current management has not found what it considers to be adequate substantiation that the Company was not over-capitalized when the 60,000 shares were issued. Because of this, the recipients of the shares have been requested to return the shares to the company. This request has been refused by all recipients.

Note 6 - As shown in the financial statements, the Company incurred net losses of $29,023, $34,788 and $51,353, during the years ending December 31, 1998, 1997, and 1996, respectively, and on these dates, the Company's current liabilities exceeded current assets by $44,979, $96,302and $78,764. These factors indicate doubt as to the ability of the Company to continue business on a going concern basis. Current liabilities at December 31, 1998 include advances payable to H.F. Magnuson & Co. of $86,100 plus accrued interest of $12,632. These liabilities are being disputed by the Company and subsequent to December 31, 1997 have become involved in litigation which is still ongoing as of December 31, 1998. The Company has taken the position that the advances and accrued interest are not valid claims against the Company. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

Note 7 - Statements of income, cash flows, and shareholders' equity since the inception of the Company, September 16, 1929, through December 31, 1998 have not been presented. Generally accepted Accounting principles require that such statements be presented when financial statements purport to present financial position and results of operations for a development stage company.

          Early records of income and expense for the Company are incomplete.


  [The balance of this page has been intentionally left blank.]

                 INDEPENDENT LEAD MINES COMPANY
                     Form 10-K Annual Report
              For the year ended December 31, 1998

                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Name of Executive
Officers and Directors             Brief profile of
And Position Held            Age   Officers and Directors
------------------           ----  -----------------------

Bernard C. Lannen            62    Semi Retired
President and Director             Director of Lucky
                                   Friday Extension Mining
                                   Company

Wayne L. Schoonmaker         62    Certified Public Accountant
Secretary/Treasurer                Secretary/Treasurer of
                                   Hanover Gold Company Inc.
                                   Treasurer of Metalline Mining
                                   Company.

Forrest G. Godde             82    President of Corporate
                                   Ranches in
Director                           California and Nevada,
                                   Director of Mineral Mountain
                                   Mining

Robert Bunde                 60    Semi retired farmer with
                                   investments in
Director                           The mining field.

Gordon Berkhaug              64    Management of real estate
                                   investments
Director                           With experience in the mining
                                   field

     The by-laws of the Company provide that the Directors serve until the next annual meeting of shareholders or until their respective successors have been duly elected and qualified. Officers serve at the discretion of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

     (a) The following table sets forth all remuneration paid by the Company during the fiscal year ended December 31, 1998, for services in all capacities to all directors and executive officers of the Company.

 Name of Individual      Capacities in
 Or Number in Group       Which served          Compensation
--------------------    ----------------      ------------------

Five persons in the      All executive               -0-
group                     officers and
                      Directors as a group

  No retirement benefit, bonus or other remuneration plans are in effect with respect to the Company's officers and
                           directors.

      The Company has no standard or other arrangements for
                     compensating directors.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     To the knowledge of the Company, no person beneficially owned more than five percent (5%) of any class of the Registrant's voting securities as of January 31, 1999.

     The following tabulation shows the beneficial ownership's of the Company's officers and directors in the securities of the Company as of January 31, 1999:

                           Shares of             Approximate
                          Common Stock          Percentage of
        Name           Beneficially Owned           Class
     ----------       --------------------       ----------
Bernard C. Lannen               171,082               3.91
Wayne L. Schoonmaker              4,000                .09
Forrest G. Godde (1)             95,000               2.17
Robert Bunde                    152,500               3.49
Gordon Berkhaug                  68,275               1.56

     All directors and executive officers of the Company as a group (5 persons in a group) own 490,857 shares or approximately 11.23 percent of the Company are outstanding voting securities.

     (1) Includes 45, 000 shares that represent Mr. Godde's 50% interest in the Godde 1980 Trust.

     During 1998, the Company had a private placement of 50,000 shares, primarily to the Company's officers and directors. The purpose of the private placement was to raise working capital for company operations. The Company realized $75,000 from the sale.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

Not applicable.

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

     (b) 1. Financial Statements - See index to Financial Statements at page 12 of this report

     2. Financial Statement Schedules V - Statement of Property, Plant and Equipment, Page 25

       Other financial statement schedules are omitted because of conditions under which they are required, or because the required information given in the financial statements or notes thereto.

     (c) The company filed its report on Form 8-K during the last quarter of 1992.

     (d) Exhibits - No additional exhibits are filed as a part of this report. The Exhibit Index appears at Page 23 of this report.

                 INDEPENDENT LEAD MINES COMPANY
                     Form 10-K Annual Report
              For the year ended December 31, 1998


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

     10.3 Agreement dated February 8, 1968 among Independence Lead Mines Company, Day Mines, Inc., Abot Mining Company, Wall Street Mining Company, Hunter Creek Mining Company, Lucky Friday Extension Mining Company, Hecla Mining Company and the Bunker Hill Mining Company relating to extralateral and intralimital rights to mining claims, previously filed as Exhibit 10.7 to Form 10-K for 1983 and incorporated by reference herein.

      [The balance of this page has been intentionally left blank.]

              INDEPENDENCE LEAD MINES COMPANY
                (AN EXPLORATION STAGE COMPANY)

               PROPERTY, PLANT AND EQUIPMENT
    FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                Balance,                                           Balance
                Beginning                                Other     End of
                Of year      Addition   Retirements    Changes     Year
                ---------    --------   -----------    ---------   ------
December
31,1998
Equipment                0          -             -                   -0-
                 ---------   --------      --------             ---------
Mining Property  3,047,302      1,105             -             3,048,407
Less deferred      283,250     18,000             -               301,250
credits          ---------   --------      --------             ---------
     Net         2,764,052   (16,895)             -              2747,157
                 ---------   --------      --------             ---------

     Total       2,764,052   (16,895)             -    NONE     2,747,157
                 =========   ========     =========   ======    =========

December
31,1997
Equipment              118          -         (118)                     -
                 ---------   --------     ---------             ---------
Mining Property  3,047,302                                      3,047,302
Less deferred      266,000     17,250             -               283,250
credits          ---------   --------     ---------             ---------
     Net         2,781,302   (17,250)         (118)             2,764,052
                 ---------   --------     ---------             ---------

     Total       2,781,420   (17,250)         (118)    NONE     2,794,170
                 =========   ========     =========   ======    =========

December
31,1996
Equipment              118          -             -                   118
                 ---------   --------      --------             ---------
Mining Property  3,047,302          -             -             3,047,302
Less deferred      253,250     12,750             -               266,000
credits          ---------   --------      --------             ---------
     Net         3,794,052   (12,750)             -             2,781,302
                 ---------   --------      --------             ---------

     Total       3,794,170   (12,750)       NONE       NONE     2,781,420
                 =========   ========      ======     ======    =========

                               16

                           SIGNATURES

     Pursuant to the requirement of Section 13 of the Securities
     Exchange Act of 1934, the Registrant has duly caused this report to be sign on its behalf by the undersigned, thereunto duly Authorized.

                                   INDEPENDENCE LEAD MINES
COMPANY

                              By:  /s/ Bernard C. Lannen
                                   -----------------------------
                                   Bernard C. Lannen, its President
                                   and Chief Administrative Officer
                                   Dated: March 13, 1999

                              By:  /s/ Wayne L. Schoonmaker
                                   ------------------------------
                                   Wayne L. Schoonmaker, its Principal
                                   Accounting Officer
                                   Dated: March 13, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated.


     By:   /S/ BERNARD C. LANNEN By:    /S/ WAYNE L. SCHOONMAKER
           ---------------------        ------------------------
           Bernard C. Lannen            Wayne L. Schoonmaker
           Director                     Secretary and Treasurer
           Dated: March 13, 1999        Dated: March 13, 1999

     By:   /S/ FORREST G. GODDE  By:    /S/ GORDON BERKHAUG
           --------------------         -------------------
           Forrest G. Godde             Gordon Berkhaug
           Director                     Director
           Dated: March 13, 1999        Dated: March 13, 1999

     By:   /S/ ROBERT BUNDE
           ----------------
           Robert Bunde
           Director
           Dated: March 13, 1999