Form 10-Q
period 1999-03-31
INDEPENDENCE LEAD MINES CO
filed 1999-05-17
CIK 50073

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           ___________

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1999
                               OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from _____________ to _____________

                 Commission file number:  1-316

                 INDEPENDENCE LEAD MINES COMPANY
     (Exact name of registrant as specified in its charter)

        Arizona                             82-0131980
(State or other jurisdiction    (IRS Employer Identification No.)
                        of incorporation)

                        510 Cedar Street
                      Wallace, Idaho 83873
            (Address of principal executive offices)

Registrant's telephone number,
including area code: (208) 753-2525

        Common Stock                       None
  Title of each class            Name of each exchange
                                  on which registered


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

The number of outstanding shares of the registrant's common stock at May 10, 1999 was 4,370,993 shares.


        INDEPENDENCE LEAD MINES COMPANY QUARTERLY REPORT
             ON FORM 10-Q FOR THE QUARTERLY PERIOD
                      ENDED MARCH 31, 1999

                       TABLE OF CONTENTS
                                                             Page

PART I - FINANCIAL INFORMATION

     Item 1: Financial Statements                               1

     Item 2:   Management's Discussion and Analysis of
          Financial Condition and
          Results of Operations                                 1


PART II - OTHER INFORMATION

     Item 1: Legal Proceedings                                    2

     Item 2: Changes in Securities                                3

     Item 3: Defaults upon Senior Securities                      3

     Item 4: Submission of Matters to a Vote of Security Holders  3

     Item 5: Other Information                                    3

     Item 6: Exhibits and Reports on Form 8-K                     3

SIGNATURES

 [The balance of this page has been intentionally left blank.]

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1.

The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 incorporated by reference herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Period Ended March 31, 1999.

Three months Ended March 31, 1999 Compared to three months Ended March 31,
1998.

During the three months ended March 31, 1999 and March 31, 1998, the Company generated no revenue. General and administrative expenses increased to $22,494 for the three-month period ended March 31, 1999 as compared to $10,253 for the three-month period ended March 31, 1998. The increase is principally attributed to expenses incurred in 1999 related to the Company's ongoing litigation described in Item 1 (Legal Proceedings). For the quarter ended March 31, 1999, the Company experienced a loss of $21,992, or $0.005 per share, compared to a loss of $10,253, or $0.002 per share, during the comparable period in the previous year.

During the first quarter 1998, the company's loss amounted to $453,125; approximately 56% of which resulted from a charge for depreciation of $8,959 and an interest charge of $242,862 as noted in the above paragraph.

Liquidity and Capital Resources.

The Company is the owner of fifteen patented and seventeen unpatented mining claims. This claim group ("the property") is situated Northwest of Hecla Mining Company's Lucky Friday Mine in the Coeur d'Alene Mining District, Shoshone County Idaho. Adjacent is the community of Mullan and U.S. Interstate Highway 90.

Pursuant to the terms of an agreement dated February 8, 1968, among Hecla Mining Company ("Hecla"), Day Mines, Inc. ("Day"), Abot Mining Company ("Abot"), and the Company (the "Unitization Agreement"), the Eastern portion of the Company's Property (approximately five-eighths of the Property) was unitized with certain adjoining and near-by properties owned by Day and Abot into a unitized area, consisting of 55 claims, (known as the "DIA Area"). Under the terms of the Unitization Agreement, ores and minerals in place are owned by the parties thereto in the following percentages:

     Day (now Hecla by merger)      47.70%
     Independence                   46.30%
     Abot                            6.00%

By a second agreement also dated February 8, 1968 (the "Lease Agreement"), Hecla leased the DIA Area for a period of fifty (50) years, subject to a 30-year extension, for the purpose of conducting mineral exploration and development of the DIA Area and mining such commercial ore as may be discovered in the DIA Area by Hecla. Since inception of the Lease
Agreement, Hecla has performed exploration and development work on the DIA Project at a cost of more than $32,000,000 at year end December 31, 1998.
To date exploration has revealed a resource estimated of 7,933,418 tons.

                                    -1-

The Lease Agreement provides that all costs and expenses incurred in the exploration, development, and operation of the DIA Area are to be paid by Hecla subject to the right of Hecla to be reimbursed for such costs and expenses, together with all advance royalties paid, out of any future net profits realized from the operation of the DIA Area. After recovery of Hecla's costs and expenses and amounts paid as advance royalties, and the establishment of a three month working capital reserve, net profit royalties are to be paid to the Company and the other property owners as follows:

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

Until Hecla commences to pay net profit royalties and during such period as the Lease Agreement is in effect, Hecla is obligated to pay an advance royalty to the Company of $750 per month subject to increase to $1,500 if production for the DIA Area exceeds 2,000 tons per month. The Company currently receives an advance royalty of $1,500 per month, whish is recorded in the financial statements as deferred income.

Pursuant to the terms of the February 8, 1968, agreements, Hecla will be obligate to pay a royalty of 18.52 percent of defined net profits after Hecla has recouped its costs to explore and develop this property from the new discovery to Independence Lead Mines Company.

The current officers and directors of the Company serve without compensation and are not considered by the Company to be employees.

                  PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

H.F. Magnuson & Company, the accounting firm, which, prior to May 22, 1997 provided accounting, bookkeeping, geological, and other professional services to Independence Lead Mines Company. H.F. Magnuson & Company has filed suit in Shoshone County, Idaho in case #CV98-34222 to enforce two promissory notes. One note in the amount of $47,800.00 executed by former directors, R.M. MacPhee and Dale B. Lavigne, in favor of H.F. Magnuson & Company was executed on September 10,1996 and states interest at nine percent (9%) per annum. The other note is in the principal amount of $38,300.00 and was executed by former directors R.M. MacPhee and Dale B. Lavigne in favor of H.F. Magnuson & Company on May 13, 1997 and states interest at the rate of nine percent (9%) per annum. H.F. Magnuson & Company also seeks an award of its attorney fees and costs in that action. Independence Lead Mines Company has denied any liability under these notes. Independence Lead Mines Company has also filed a counterclaim against H.F. Magnuson & Company. Management believes that the promissory notes will be invalidated by the court and believes that Independence Lead Mines Company will prevail on its counterclaims.

H.F. Magnuson & Company and former directors, R.M. MacPhee, Dale B. Lavigne and Wray Featherstone have filed suit in Shoshone County, Idaho case #CV98-34225 against Independence Lead Mines Company, Bernard Lannen, Fordon Berkhaug, Forrest Godde, and Robert Bunde, to validate 60,000 shares of Indepence stock issued to them prior to May 22, 1997 for alleged past advances of expenses, services, and as directors fees. The Plaintiffs also seek monetary damages from the Defendants in excess of $10,000 plus attorney fees and costs for the actions for the Defendants. Independence Lead Mines Company, Bernard Lannen, Gordon Berkhaug, Forrest Godde, and Robert Bunde have denied the validity of those 60,000 shares and have denied any liability for monetary damages. Independence Lead Mines Company and the other named Defendants have made counterclaims against the Plaintiffs. Management believes the 60,000 shares of stock claimed by the plaintiffs will be invalidated by the court, the Plaintiffs will recover nothing from any of the Defendants. It is management's belief that Independence Lead Mines Company will prevail on its counterclaim.

The hearing date for both proceedings has been set for December, 1999. Dale Lavigne, a director of the Company at the time the lawsuits were filed, was a party to the lawsuits against the Company and its directors. As a consequence, the remaining directors asked for and received Mr. Lavigne's resignation from the board in 1998.

                                    -2-
Item 2. Changes in Securities.

Neither the constituent instruments defining the rights of the registrant's securities holders nor the rights evidenced by the registrant's outstanding common stock have been modified, limited or qualified.

Item 3. Defaults Upon Senior Securities.

The registrant has no outstanding senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the registrant's security holders during the period covered by this report.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits.  The following exhibit is filed as part of this report:

     Exhibit 27.0   Financial Data Schedule

Reports on Form 8-K.     No reports on Form 8-K were filed by the
               registrant during the period covered by this report.

       [The balance of this page has been intentionally left blank.]

                                    -3-
                INDEPENDENCE LEAD MINES COMPANY

                       TABLE OF CONTENTS

                                                             PAGE

Balance Sheets as of March 31, 1999
  and December 31, 1998                                     F/S-2

Statements of Operations for the three Months
 Ended March 31, 1999 and 1998                              F/S-3

Statements of Cash Flow for the three
 Months Ended March 31, 1999 and 1998                       F/S-4

Notes to Interim Financial Statements                       F/S-5

Signatures                                                  F/S-6

 [The balance of this page has been intentionally left blank.]

                             F/S - 1
                        INDEPENDENCE LEAD MINES COMPANY
                        (An Exploratory Stage Company)
                           BALANCE SHEET - UNAUDITED

                                    ASSETS

                                                  March 31,      December 31,
                                                  1999           1998
                                                  ---------      -----------
CURRENT ASSETS:
 Cash                                          $   47,513         $  55,678
 Royalties Receivable                                1,500            1,500
 Investments                                         2,908            2,908
                                                 ---------       ----------
   Total current assets                             51,921           60,086
                                                 ---------       ----------
PROPERTY AND EQUIPMENT, at cost:
 Equipment                                               0                0
 Less accumulated depreciation                           0                0
                                                 ---------       ----------
                                                         0                0

 Mining property                                 3,048,407        3,048,407
                                                ----------       ----------
   Total property and equipment                  3,048,407        3,048,407

OTHER ASSETS:
   Unrecovered exploration costs                   187,920          187,920
                                                ----------       ----------
     Total assets                               $3,288,248      $ 3,296,413
                                               =============     ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                             $     13,749      $     6,333
 Advances payable                                   86,100           86,100
 Interest payable                                   14,543           12,632
 Loans from Shareholders                                 0                0
                                                ----------        ---------
     Total current liabilities                     114,392          105,065
                                                ----------        ---------
DEFERRED INCOME:                                   305,750          301,250
                                                ----------        ---------
STOCKHOLDERS' EQUITY:
 Common Stock, $1.00 par value, authorized
   5,000,000 shares; issued and outstanding
   4,369,993 shares                              4,369,993        4,369,993

 Additional Paid-In Capital (Deficit)            (119,873)        (119,873)
                                                ----------       ----------
                                                 4,250,120        4,250,120
 Less deficit accumulated during the
   exploration stage                           (1,382,014)      (1,360,022)
                                               -----------      -----------
 Total Stockholders equity                       2,868,106        2,890,098
                                               -----------      -----------
 Total liabilities and stockholders' equity     $3,288,248       $3,288,248
                                               ===========      ===========

The accompanying notes are an integral part of these financial statements

                                    F/S - 2

                        INDEPENDENCE LEAD MINES COMPANY
                        (An Exploratory Stage Company)

               STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                   DURING THE EXPLORATION STAGE - UNAUDITED

                            Three Months              Three Months
                            Ended                     Ended
                            March 31, 99              March 31, 98
                            -------------             -------------
Revenue                           $       0              $       0
                                -----------            -----------
Expenses

Licenses and fees                        30                    300
Office expense                            0                  1,644
Office services                         200                      0
Shareholder Relations                   756                  1,023
Interest                              1,911                  1,972
Transportation                            0                    288
Accounting                                0                      0
Legal                                19,597                  5,026
                                 ----------             ----------
                                     22,494                 10,253

Loss from Operations               (22,494)               (10,253)

Interest and Income                     502                      0
                                 ----------              ---------
NET LOSS                          $(21,992)              $(10,253)

DEFICIT, accumulated during the
 exploration stage,
 beginning of period           $(1,360,022)           $(1,330,998)
                               ------------           ------------
DEFICIT, accumulated during the
 exploration stage,
 end of period                 $(1,382,014)           $(1,341,251)
                               ============           ============
Loss per share                     ($0.005)               ($0.002)

Weighted average common
shares outstanding                4,369,993             4,349,306

____________________

The accompanying notes are an integral part of these financial statements.

                            F/ S - 3
                        INDEPENDENCE LEAD MINES COMPANY
                        (An Exploratory Stage Company)

                      STATEMENTS OF CASH FLOW - UNAUDITED

                                 Three Months      Three Months
                                 Ended             Ended
                                 March 31, 1999    March  31, 1998
                                 --------------    ---------------
Operating Activities:
 Net loss                        $ (21,992)        $ (10,253)

Adjustments to reconcile
 net loss to net cash
 used in operating activities:            0                 0

Changes in operating assets
 and liabilities:

 (Increase) decrease in
  supplies inventory                      0                 0
 (Increase) decrease in
  accounts receivable                     0           (1,500)
 Increase (decrease) in
  accounts payable                    7,416             (301)
 Increase (decrease) in
  deferred income                     4,500             4,500
 Increase (decrease) in
  interest payable                    1,911             1,614
 -----------------------          ---------         ---------
Net cash used in
 operating activities               (8,165)           (5,940)
-------------------------        -----------        ----------
Investing activities:

 Purchase of investments                  0           (1,006)
-------------------------         ---------         ---------
Net cash used in investing
 activities                               0           (1,006)
-------------------------------------------------------------
Financing activities:

 Proceeds from sale of
  common stock                            0            75,000
 Repurchase and retirement
  of common stock                         0           (3,528)
 Repayment of long-term debt              0          (10,000)
 ----------------------------     ---------         ---------
Net cash provided by
 financing activities                     0            61,472
-------------------------------------------------------------
Net increase (decrease) in cash     (8,165)            54,526

Cash and cash equivalent,
 beginning of period                55,678             8,883
-------------------------------     -------          --------
Cash and cash equivalent,
 end of period                   $  47,513         $  63,409
=============================================================
Disclosure of accounting policy
 For the three months ended
 March 31, 1999 and March 31,
 1998, the Company
 had no cash equivalents.

Supplemental disclosure of cash flow information:

 Cash paid during the year for:
   Interest                           $   0             $ 359
   Income taxes                          30                30

The accompanying notes are an integral part of these financial statements.

                            F/S - 4
                    INDEPENDENCE LEAD MINES COMPANY

           NOTES TO INTERIM FINANCIAL STATEMENTS - UNAUDITED

Financing information presented in the Company's quarterly reports follow the policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. In accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X, these quarterly reports do not include all of the information and footnotes.

In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

1. Nature of business:

 Independence Lead Mines Company ("the Company") is a corporation organized under the laws of the State of Arizona on September 16,1929. The Company is the owner of fifteen patented and fourteen unpatented mining claims. This claim group (the "property") is situated Northwest of Hecla Mining Company's Lucky Friday Mine in the Coeur d'Alene Mining District, Shoshone County Idaho. The Company's property is part of the "DIA Area" which is currently being developed and mined by Hecla Mining Company. The Company has been in the development stage since its inception. The Company's only recurring source of funds is a monthly advance royalty from Hecla Mining Company of $1,500. The Company has incurred operating losses since inception. The financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

2.   Common stock:

  In September 1997 the capitalyzation of the Company was increased from 4,000,000 shares to 5,000,000 shares.

  During 1998, the Company conducted a voluntary share buyback program for shareholders with no more than 200 shares, in order to relieve those shareholders of the inconvenience and cost of brokerage commission. As a result of the buyback program, the Company purchased a total of 6,793 shares at a price of $1.70 per share. The program was terminated in October 1998.

     [The balance of this page has been intentionally left blank.]

                                F/S - 5

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INDEPENDENCE LEAD MINES COMPANY

                                        By:  /s/ Bernard C. Lannen
                                             ----------------------
                                             Bernard C. Lannen, its
                                             President
                                             Date: May 15, 1998


                                        By:  /s/ Wayne Schoonmaker
                                             ----------------------
                                             Wayne Schoonmaker, its
                                             Principal Accounting
                                             Officer
                                             Date: May 15, 1998


                                 F/S-6