Form 10-Q
period 1999-06-30
INDEPENDENCE LEAD MINES CO
filed 1999-08-13
CIK 50073

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           ___________

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1999
                               OR
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

The number of outstanding shares of the registrant's common stock at August 10, 1999 was 4,369,993 shares.

        INDEPENDENCE LEAD MINES COMPANY QUARTERLY REPORT
             ON FORM 10-Q FOR THE QUARTERLY PERIOD
                      ENDED JUNE 30, 1999


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

The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
Accordingly,   they   do   not  include  all   of   the   information   and
footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 incorporated by reference herein.

ITEM    2.    MANAGEMENT'S   DISCUSSION   AND   ANALYSIS    OF    FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 1999.

Six  months  Ended  June  30,  1999  Compared  to  six  months  Ended  June
30, 1998.

During   the  six  months  ended  June  30,  1999,  the  Company  generated revenue of $86,739 from the sale of timber. There was no revenue in the comparable period of 1998. General and administrative expenses increased to $95,760 for the six-month period ended June 30, 1999 as compared to $8,530 for the six-month period ended
June 30, 1998. The increase is principally attributed to expenses incurred in 1999 related to the Company's ongoing litigation described in Item 1 (Legal Proceedings). For the quarter ended June 30, 1999, the Company experienced a loss of
$8,814,   or   $0.002  per  share,  compared  to  a  loss  of  $8,172,   or
$0.002   per   share,  during  the  comparable  period  in   the   previous
year.

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

                            -Page 1-

The Lease Agreement provides that all costs and expenses incurred in the exploration, development, and operation of the DIA Area are to be paid by Hecla subject to the right of Hecla to be reimbursed for such costs and expenses, together with all advance royalties paid, out of any future net profits realized from the
operation   of  the  DIA  Area.  After  recovery  of  Hecla's   costs   and
expenses and amounts paid as advance royalties, and the establishment of a six month working capital reserve, net profit royalties are to be paid to the Company and the other property owners as follows:

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

                  PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

H.F.  Magnuson  &  Company,  the  accounting  firm,  which,  prior  to  May
22, 1997 provided accounting, bookkeeping, geological,and other professional services to Independence Lead Mines Company. H.F. Magnuson & Company has filed suit in Shoshone County, Idaho in case #CV98-34222 to enforce two promissory notes. One note in the amount of $47,800.00 executed by former directors, R.M. MacPhee and Dale B. Lavigne, in favor of H.F. Magnuson & Company was executed on September 10,1996 and states interest at nine percent
(9%)   per   annum.  The  other  note  is  in  the  principal   amount   of
$38,300.00   and  was  executed  by  former  directors  R.M.  MacPhee   and
Dale  B.  Lavigne  in  favor  of  H.F.  Magnuson  &  Company  on  May   13,
1997   and   states  interest  at  the  rate  of  nine  percent  (9%)   per
annum. H.F. Magnuson & Company also seeks an award of its attorney fees and costs in that action. Independence Lead Mines
Company has denied any liability under these notes. Independence Lead Mines Company has also filed a counterclaim against H.F.
Magnuson & Company. Management believes that the promissory notes will be invalidated by the court and believes that Independence Lead Mines Company will prevail on its counterclaims.

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

The hearing date for both proceedings has been set for May, 2000. Dale Lavigne, a director of the Company at the time the lawsuits
were  filed,  was  a  party  to  the  lawsuits  against  the  Company   and
its directors. As a consequence, the remaining directors asked for and received Mr. Lavigne's resignation from the board in 1998.

                            -Page 2-
ITEM 2. CHANGES IN SECURITIES.

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

[The balance of this page has been intentionally left blank.]
                            -Page 3-

                 INDEPENDENCE LEAD MINES COMPANY

                        TABLE OF CONTENTS
                                                             Page
Balance Sheets as of June 30, 1999
  and December 31, 1998                                     F/S-2

Statements of Operations for the six Months
 Ended June 30, 1999 and 1998                               F/S-3

Statements of Cash Flow for the six
 Months Ended June 30, 1999 and 1998                        F/S-4

Notes to Interim Financial Statements                       F/S-5

Signatures                                                  F/S-6

 [The balance of this page has been intentionally left blank.]
                             F/S - 1

                      INDEPENDENCE LEAD MINES COMPANY
                      (AN EXPLORATORY STAGE COMPANY)
                         BALANCE SHEET - UNAUDITED

ASSETS                             June 30, 1999       December 31, 1998
                                   -------------       ----------------
CURRENT ASSETS:
 Cash                               $   57,851                $  55,678
 Royalties Receivable                     1,500                   1,500
 Investments                              2,908                   2,908
                                       --------                --------
   Total current assets                  62,259                  60,086
                                       --------                --------
PROPERTY AND EQUIPMENT, at cost:
 Equipment                                    0                       0
 Less accumulated depreciation                0                       0
                                       --------                --------
                                              0                       0
 Mining property                      3,048,407               3,048,407
                                      ---------               ---------
   Total property and equipment       3,048,407               3,048,407
OTHER ASSETS:
   Unrecovered exploration costs        187,920                 187,920
                                     ----------              ----------
     Total assets                    $3,298,586             $ 3,296,413
                                     ==========             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                    $   26,468             $     6,333
 Advances payable                        86,100                  86,100
 Interest payable                        16,475                  12,632
 Loans from Shareholders                      0                       0
                                      ---------               ---------
     Total current liabilities          129,043                 105,065
                                      ---------               ---------
DEFERRED INCOME:                        310,250                 301,250
                                      ---------               ---------
STOCKHOLDERS' EQUITY:
 Common Stock, $1.00 par value,
   Authorized 5,000,000 shares;
   issued and outstanding
   4,369,993 shares                   4,369,993               4,369,993
 Additional Paid-In
   Capital (Deficit)                  (119,873)               (119,873)
                                      4,250,120               4,250,120
 Less deficit accumulated
   during the
   exploration stage                (1,390,827)             (1,360,022)
                                    -----------             -----------
 Total Stockholders equity            2,859,293               2,890,098
                                    -----------             -----------
   Total liabilities and
   stockholders' equity              $3,298,586              $3,296,413
                                    ===========             ===========
-------------------------
The accompanying notes are an integral part of these financial statements

                                  F/S - 2

                         INDEPENDENCE LEAD MINES COMPANY
                         (An Exploratory Stage Company)
                STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                    DURING THE EXPLORATION STAGE - UNAUDITED

                                   Quarter        Six Months     Quarter     Six Months
                                   Ended          Ended          Ended       Ended
                                   June 30, 99    June 30, 99    June 30, 98 June 30, 98
                                   ------------   -----------    ----------- -----------
REVENUE                             $   86,739     $   86,739     $       0      $      0
                                    ----------     ----------     ---------      --------
EXPENSES

Licenses and fees                            0             30           426           726
Office expense                              17             17           164         1,808
Office services                              0            200           214           214
Shareholder Relations                      385          1,141         1,176         2,199
Interest                                 1,932          3,843         1,932         3,904
Transportation                               0              0             0           288
Accounting                                   0              0           220           220
Legal                                   93,426        113,023         4,398         9,424
                                      --------       --------        ------       -------
                                        95,760        118,254         8,530        18,783

LOSS FROM OPERATIONS                   (9,021)       (31,515)       (8,530)      (18,783)
INTEREST AND INCOME                        207            709           358           358
                                     ---------      ---------      --------     ---------
NET LOSS                              $(8,814)      $(30,806)      $(8,172)     $(18,425)
                                      ========       ========       =======      ========
Loss per share                        ($0.002)       ($0.007)      ($0.002)      ($0.004)

Weighted average common
shares outstanding                   4,369,993      4,369,993     4,371,437    4,347,475
--------------------------
The accompanying notes are an integral part of these financial statements.

                            F/ S - 3

                      INDEPENDENCE LEAD MINES COMPANY
                      (AN EXPLORATORY STAGE COMPANY)
                    STATEMENTS OF CASH FLOW - UNAUDITED

                                           Six Months       Six Months
                                           Ended            Ended
                                           June 30, 1999    June 30, 1998
                                           -------------    -------------
Operating Activities:
 Net loss                                     $ (30,806)       $ (18,425)
Adjustments to reconcile net loss to net cash
 used in operating activities:                         0                0

Changes in operating assets and liabilities:
 (Increase) decrease in supplies inventory             0                0
 (Increase) decrease in accounts receivable            0          (1,500)
 Increase (decrease) in accounts payable          20,136            (301)
 Increase (decrease) in deferred income            9,000            9,000
 Increase (decrease) in interest payable           3,843            3,546
--------------------------------------------     -------          -------
Net cash used in operating activities              2,172          (7,680)
--------------------------------------------     -------          -------
Investing activities:
 Purchase of investments                               0          (2,733)
 -----------------------                         -------          -------
Net cash used in investing activities                  0          (2,733)
--------------------------------------------     -------          -------
Financing activities:

 Proceeds from sale of common stock                    0           75,000
 Repurchase and retirement of common stock             0          (9,593)
 Repayment of long-term debt                           0         (10,000)
 -----------------------------------------       -------         --------
Net cash provided by financing activities              0           55,407
--------------------------------------------     -------         --------
Net increase (decrease) in cash                    2,172           44,994
Cash and cash equivalent, beginning of period     55,678            8,883
---------------------------------------------    -------         --------
Cash and cash equivalent, end of period         $ 57,850         $ 53,877
=============================================   ========         ========
Disclosure of accounting policy
 For the six months ended June 30, 1999 and June 30, 1998, the Company had no cash equivalents.

Supplemental disclosure of cash flow information:

 Cash paid during the year for:
   Interest                                        $   0            $ 359
   Income taxes                                       30               30
-------------------------------------------
The accompanying notes are an integral part of these financial statements.

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

In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

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


                              INDEPENDENCE LEAD MINES COMPANY

                              By: /s/ Bernard C. Lannen
                                  --------------------------
                                  Bernard C. Lannen, its
                                  President
                                  Date: August 13, 1999


                              By: /s/ Wayne Schoonmaker
                                  -------------------------
                                  Wayne Schoonmaker, its
                                  Principal Accounting Officer
                                  Date: August 13, 1999

                              F/S-6