Form 10-Q
period 1999-09-30
INDEPENDENCE LEAD MINES CO
filed 1999-11-12
CIK 50073

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           ___________

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1999
                               OR
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

             INDEPENDENCE LEAD MINES COMPANY QUARTERLY REPORT
                   ON FORM 10-Q FOR THE QUARTERLY PERIOD
                         ENDED SEPTEMBER 30, 1999

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

                      PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The unaudited financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1.
The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.
For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 1999.

Nine months Ended September 30, 1999 Compared to nine months Ended September 30, 1998.
During the nine months ended September 30, 1999, the Company generated revenue of $86,739 from the sale of timber. There was no revenue in the comparable period of 1998. General and administrative expenses increased to $157,238 for the nine-month period ended September 30, 1999 as compared to $24,834 for the nine-month period ended September 30, 1998. The increase is principally attributed to expenses incurred in 1999 related to the Company's ongoing litigation described in Item 1 (Legal Proceedings). For the quarter ended September 30, 1999, the Company experienced a loss of $38,715, or $0.009 per share, compared to a loss of $5,467, or $0.001 per share, during the comparable period in the previous year.

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

The Lease Agreement provides that all costs and expenses incurred in the exploration, development, and operation of the DIA Area are to be paid by Hecla subject to the right of Hecla to be reimbursed for such costs and expenses, together with all advance royalties paid, out of any future net profits realized from the operation of the DIA Area. After recovery of Hecla's costs and expenses and amounts paid as advance royalties, and the establishment of a nine month working capital reserve, net profit royalties are to be paid to the Company and the other property owners as follows:

     Day (now Hecla by merger)     19.08%
     Independence                  18.52%
     Abot                           2.40%

Under the terms of the Unitization Agreement, one-half of the first net profit royalties received by the Company are to be paid over to Day (now Hecla) until Day recovers the sum of $450,000. The relationship of the parties to the Agreement may, under certain circumstances, be converted to a joint venture at the option of the property owners, where after the property owners would become participating, non-operating working interest owners who would share profits and expenses in connection with the DIA Area in the same ratio as exists pursuant to lease arrangement with Hecla described above.
Until Hecla commences to pay net profit royalties and during such period as the Lease Agreement is in effect, Hecla is obligated to pay an advance royalty to the Company of $750 per month subject to increase to $1,500 if production for the DIA Area exceeds 2,000 tons per month. The Company currently receives an advance royalty of $1,500 per month, whish is recorded in the financial statements as deferred income.
Pursuant to the terms of the February 8, 1968, agreements, Hecla will be obligated to pay a royalty of 18.52 percent of defined net profits after Hecla has recouped its costs to explore and develop this property from the new discovery to Independence Lead Mines Company.
The current officers and directors of the Company serve without compensation and are not considered by the Company to be employees. In July 1999 the Company executed a line of credit agreement with a director / shareholder to meet the legal expenses of the ongoing litigation described in part II item I. As of September 30, 1999 no advances had been made against the line of credit.

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

                INDEPENDENCE LEAD MINES COMPANY

                       TABLE OF CONTENTS

                                                             Page

Balance Sheets as of September 30, 1999
  and December 31, 1998                                     F/S-2

Statements of Operations for the nine Months
 Ended September 30, 1999 and 1998                          F/S-3

Statements of Cash Flow for the nine
 Months Ended September 30, 1999 and 1998                   F/S-4

Notes to Interim Financial Statements                       F/S-5

Signatures                                                  F/S-6


 [The balance of this page has been intentionally left blank.]


                             F/S - 1

                        INDEPENDENCE LEAD MINES COMPANY
                        (An Exploratory Stage Company)
                           BALANCE SHEET - UNAUDITED

                                    ASSETS
                                             Sept. 30, 1999      Dec. 31, 1998
                                             --------------      -------------
CURRENT ASSETS:
 Cash                                          $ 35,996            $ 55,678
 Royalties Receivable                              1,500              1,500
 Investments                                       2,908              2,908
                                                 -------            -------
   Total current assets                           40,404             60,086
                                                 -------            -------
PROPERTY AND EQUIPMENT, at cost:
 Equipment                                             0                  0
 Less accumulated depreciation                         0                  0
                                                 -------             ------
                                                       0                  0
 Mining property                               3,048,407          3,048,407
                                              ----------         ----------
   Total property and equipment                3,048,407          3,048,407
OTHER ASSETS:
   Unrecovered exploration costs                 187,920            187,920
                                              ----------         ----------
     Total assets                             $3,276,731         $3,296,413
                                              ==========         ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                             $   39,987        $     6,333
 Advances payable                                 86,100             86,100
 Interest payable                                 18,428             12,632
 Loans from Shareholders                               0                  0
                                                --------           --------
     Total current liabilities                   144,515            105,065
                                                --------           --------
DEFERRED INCOME:                                 314,750            301,250
                                                --------           --------
STOCKHOLDERS' EQUITY:
 Common Stock, $1.00 par value, authorized
   5,000,000 shares; issued and outstanding
   4,369,993 shares                            4,369,793          4,369,993
 Treasury Stock (5,936 shares)                   (2,992)
 Additional Paid-In Capital (Deficit)          (119,873)          (119,873)
                                               ---------          ---------
                                               4,247,008          4,250,120
 Less deficit accumulated during the
   exploration stage                         (1,429,542)        (1,360,022)
                                             -----------        -----------
 Total Stockholders equity                     2,817,466          2,890,098
                                             -----------        -----------
   Total liabilities and stockholders' equity $3,276,731         $3,296,413
                                              ==========        ===========
The accompanying notes are an integral part of these financial statements

                                    F/S - 2

                         INDEPENDENCE LEAD MINES COMPANY
                         (An Exploratory Stage Company)

                STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                    DURING THE EXPLORATION STAGE - UNAUDITED

                                   Quarter         Nine Months      Quarter        Nine Months
                                   Ended           Ended            Ended          Ended
                                   Sept. 30, 99    Sept. 30, 99     Sept. 30, 98   Sept. 30, 98
                                   ------------    ------------     ------------   ------------
Revenue                              $      0        $ 86,739           $    0          $   0
                                     --------        --------           ------         ------
Expenses
Licenses and fees                         249             279              601          1,327
Office expense                              0              17               77          1,885
Office services                           150             350              284            497
Bank Fees                                 150             150                0              0
Shareholder Relations                     100           1,241              136          2,335
Interest                                1,953           5,795            1,953          5,857
Transportation                              0               0                0            288
Accounting                                  0               0                0            220
Legal                                  36,383         149,406            3,002         12,425
                                     --------        --------          -------       --------
                                       38,985         157,238            6,053         24,834

Loss from Operations                 (38,985)        (70,499)          (6,053)       (24,834)

Interest and Other Income                 270             979              586            943
                                      -------         -------          -------        -------
NET LOSS                            $(38,715)       $(69,520)         $(5,467)      $(23,891)
                                    =========       =========         ========      =========

Loss per share                       ($0.009)        ($0.016)         ($0.001)       ($0.006)

Weighted average common
shares outstanding                  4,367,025       4,368,014        4,370,318     4,354,981
____________________
The accompanying notes are an integral part of these financial statements.

                            F/ S - 3

                      INDEPENDENCE LEAD MINES COMPANY
                      (An Exploratory Stage Company)

                    STATEMENTS OF CASH FLOW - UNAUDITED

                                        Nine Months         Nine Months
                                        Ended               Ended
                                        Sept. 30, 1999      Sept. 30, 1998
                                        --------------      --------------
Operating Activities:
 Net loss                                  $ (69,520)          $ (23,891)
Adjustments to reconcile net loss to net cash
 used in operating activities:                      0                   0
Changes in operating assets and liabilities:
 (Increase) decrease in accounts receivable         0             (1,500)
 Increase (decrease) in accounts payable       33,654               (301)
 Increase (decrease) in deferred income        13,500              13,500
 Increase (decrease) in interest payable        5,796               5,499
-----------------------------------------   ---------             -------
Net cash used in operating activities        (16,570)             (6,693)
-----------------------------------------   ---------             -------
Investing activities:
  Additions to mining properties                    0             (1,105)
 Purchase of investments                            0             (2,793)
-----------------------------------------    --------             -------
Net cash used in investing activities               0             (3,898)
-----------------------------------------    --------             -------
Financing activities:
 Proceeds from sale of common stock                 0              75,000
 Repurchase and retirement of common stock      (120)            (11,208)
 Purchase of treasury stock                   (2,992)                   0
 Repayment of long-term debt                        0            (10,000)
------------------------------------------  ---------           ---------
Net cash provided by financing activities     (3,112)              53,792
------------------------------------------  ---------           ---------
Net increase (decrease) in cash              (19,682)              43,201

Cash and cash equivalent, beginning of period  55,678               8,883
                                           ---------            --------
Cash and cash equivalent, end of period     $  35,996           $  52,084
=========================================   =========           =========
Disclosure of accounting policy
 For the nine months ended September 30, 1999 and September 30, 1998, the
 Company had no cash equivalents.

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
   Interest                                     $   0               $ 359
   Income taxes                                    30                  30

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

In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

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

2.   Common stock:

  In September 1997 the capitalization of the Company was increased from 4,000,000 shares to 5,000,000 shares.

  During 1998, the Company conducted a voluntary share buyback program for shareholders with no more than 200 shares, in order to relieve those shareholders of the inconvenience and cost of brokerage commission. As a result of the buyback program, the Company purchased a total of 6,793 shares at a price of $1.70 per share and an additional 200 shares at a price of $0.60 per share. The program was terminated in October 1998. In the third quarter of 1999 the company purchased 5,936 shares of Independence stock on the open market at an average price of $0.50 per share.

       [The balance of this page has been intentionally left blank.]

                                  F/S - 5

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INDEPENDENCE LEAD MINES COMPANY

                                        By:  /s/ Bernard C. Lannen
                                             ----------------------
                                             Bernard C. Lannen, its
                                             President
                                             Date: November 12, 1999


                                        By:  /s/ Wayne Schoonmaker
                                             ----------------------
                                             Wayne Schoonmaker, its
                                             Principal Accounting Officer
                                             Date: November 12, 1999

                                   F/S-6