Form 10-K
period 1999-12-31
INDEPENDENCE LEAD MINES CO
filed 2000-03-28
CIK 50073

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1999
                                    OR
        [  ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                For the transaction period from          to

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

     Common Non-Assessable Stock,
     Par Value $1.00 per Share               None
     Title of each class                     Name of each exchange on
                                             which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]       No [   ]

As of December 31, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,917,750.

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 1999, there were 4,333,357 shares outstanding of the registrant's $1.00 par value common stock; authorized common shares of 5,000,000.

                    DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in the indicated parts of this Form 10-K:
                                   NONE
                      INDEPENDENCE LEAD MINES COMPANY
                          Form 10-K Annual Report
                   For the year ended December 31, 1999


                             TABLE OF CONTENTS

                                  PART I
                                                                 Page
Item 1.   Business  .    .    .    .    .    .    .    .    .    .    1
Item 2.   Properties     .    .    .    .    .    .    .    .    .    2
Item 3.   Legal Proceedings   .    .    .    .    .    .    .    .    2
Item 4.   Submission of Matters to a Vote of Security Holders    .    3

                                  PART II

Item 5.   Market for the Registrant's Common Stock and
          Related Stockholder Matters   .    .    .    .    .    .    3
Item 6.   Selected Financial Data  .    .    .    .    .    .    .    4
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of  Operations    .    .    .    .    4
Item 8.   Financial Statements and Supplementary Data  .    .    .    4
Item 9.   Disagreements on Accounting and Financial Disclosure   .    4
          Index to Financial Statements      .    .    .    .    .    5

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant     .    10
Item 11.  Executive Compensation   .    .    .    .    .    .    .    11
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management    .    .    .    .    .    .    .    11
Item 13.  Certain Relationships and Related Transaction     .    .    11

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules
          And Reports on Form 8-K  .    .    .    .    .    .    .    12
          Exhibit Index  .    .    .    .    .    .    .    .    .    13
          Schedule of Property, Plant and Equipment    .    .    .    14
          Signature Page .    .    .    .    .    .    .    .    .    15

       [The balance of this page has been intentionally left blank]

                                    (i)
                      INDEPENDENCE LEAD MINES COMPANY
                          FORM 10-K ANNUAL REPORT
                   FOR THE YEAR ENDED DECEMBER 31, 1999

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

     By a second agreement also dated February 8, 1968, (the "Lease Agreement"), Hecla leased the DIA Area for a period of fifty (50) years, subject to a 30-year extension, for the purpose of conducting mineral exploration and development of the DIA Area and mining such commercial ore as may be discovered in the DIA Area by Hecla. Since inception of the Lease Agreement, Hecla has performed exploration and development work on the DIA Project at a cost of more than $30,279,021 at year end December 31, 1999. To date exploration has revealed a resource estimate of 7,068,510 tons. Ore production for 1999 was 268,375 tons and averaged 15.84 ounces silver, 8.96 % lead and 1.35% zinc per ton.

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

     Until Hecla commences to pay net profit royalties and during such period as the Lease Agreement is in effect, Hecla is obligated to pay an advance royalty to the Company of $750 per month subject to increase to $1,500 if production for the DIA Area exceeds 2,000 tons per month.
                                     1
          Pursuant to the terms of the February 8, 1968, agreements, Hecla will be obligated to pay a royalty of 18.52 percent of defined net profits after Hecla has recouped its costs to explore and develop this property from the new discovery to Independence Lead Mines Company.

     The Company has no patents, licenses, franchises or concessions, which are considered by the Company to be of importance. The business is not of a seasonal nature. Since the potential products are traded in the open market, the Company has no control over the competitive conditions in the industry. There is no backlog of orders.

     There are numerous Federal and State laws and regulation related to environmental protection which have direct application to mining and milling activities. The more significant of these laws deal with mined land reclamation and waste-water discharge from mines and milling operations. The Company does not believe that these laws and regulations as presently enacted will have a direct material adverse effect on its operations.

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

      West Independence Acres               81.362
      East Independence Acres               91.808
                    Total Acres            173.170

     In 1999 the Company acquired 38,436 shares on the open market at an average price of $0.49 per share. These shares are carried as treasury stock by the Company.

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

     In addition, the three (3) claims in West Independence, not included in the above agreements, are paid for directly by Independence Lead Mine.

     Further information regarding the Properties of the Company is set forth in this report under "Item 1. Business" and is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

     The Company reported in its Form 10-K for the fiscal year ending December 31, 1998, that two legal proceedings were pending involving the Company. H.F.Magnuson & Company filed suit in Shoshone County, Idaho in case #CV98-34222 to enforce two promissory notes involving a total sum of $86,100 plus accrued interest of $12,632 as of December 31,1998. The notes were executed by Independence Lead Mine Company's former directors, R.M.MacPhee and Dale Lavigne in favor of H.F.Magnuson &

                                     2
         Company. H.F.Magnuson & Company, the Plaintiff in the action, also sought an award of attorney fees and costs. Independence Lead Mines Company, Inc. denied any liability of Independence Lead Mines Company under those notes.

     A second action was also filed by H.F.Magnuson & Company and former directors, R.M.MacPhee, Dale B.Lavigne and Wray Featherstone in Shoshone County, Idaho case #CV98-34225 against Independence Lead Mines Company and its existing directors, Bernard C. Lannen, Gordon Berkhaug, Forrest Godde and Robert Bunde to validate 60,000 shares of Independence Lead Mines Company stock issued to them prior to May 22, 1997. The Plaintiffs also sought monetary damages from the Defendants in excess of $10,000 plus attorney fees and costs. All Defendants denied the validity of those 60,000 shares and denied any liability for monetary damages.

     Independence Lead Mines Company and the other Defendants filed counterclaims against Plaintiffs in both suits. Both of the above cases were consolidated in a single proceeding in Shoshone County, Idaho in May, 1999.

     During the latter part of 1999, the Plaintiffs and the Defendants in the consolidated case attended mediation conferences in an effort to reach a settlement of the claims and issues existing between the parties. A settlement agreement and mutual release was entered into between the parties and that agreement was fully executed by all parties in January, 2000. By stipulation of the parties, the above cases were dismissed on January 25, 2000 with prejudice and without costs or attorney fees. The settlement resulted in a cash payment to Independence Lead Mines Company and cancellation of the two promissory notes in the principal amount of $86,100 plus all accrued interest. The 60,000 shares of stock that were claimed by Independence Lead Mines Company to have been over-issued were returned to Independence Lead Mines Company and the Company is in the process of canceling those certificates to correct the over-issuance (See note 5 to the financial statements). All parties denied each others' claim and allegations throughout the litigation.

     The conclusion of the above proceedings ends all pending legal proceedings involving Independence Lead Mines Company, Inc.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     There was no shareholder meeting held in 1999.

                                  Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

(a) The market price ranges of the Company's common stock during each quarter of the years 1999 and 1998, respectively, were as follows:

                1999                               1998
             -------------                      -------------
             High      Low                      High      Low
             ----      ----                     ----      ----
1st Quarter   0.95    0.55                     1.80      1.50
2nd Quarter   0.58    0.48                     1.80      1.55
3rd Quarter   0.50    0.45                     1.80      1.10
4th Quarter   0.50    0.45                     1.35      0.90

(b)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS.

     Title of Class (1)       Number of Record Holders December 31, 1998
     -------------------      ------------------------------------------
     Common non-assessable                   Approximately 2,300 (1)
     Capital stock, par value
     $1.00 per share
     ---------------------------------------
     (1) Included in the number of shareholders of record are shares held in "nominee" or "street" name.

                                     3

(c) No dividends were paid by the Registrant in 1998 or 1997, and the Company has no plans to pay a dividend in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

          Selected Income Statements Data:

                          Year ended December 31,
                    -------------            ----------------
                    1999         1998        1997        1996
                    ----         ----        ----        ----
Net Revenues     84,688        3,592       - 0 -       - 0 -

Net Income (Loss)(121,391)  (29,023)    (34,788)    (51,353)

Net Income (Loss)
Per share       (0.028)      (0.007)     (0.009)     (0.006)

          Selected Balance Sheets Data:

                            Year ended December 31,

                       1999       1998       1997       1996
                       ----       ----       ----       ----
Current Assets          9,706     60,086      8,883        396

Current Liabilities   177,192    105,065    105,185     79,160

Working Capital     (167,486)   (44,979)   (96,302)   (78,764)

Total Assets        3,246,033  3,296,413  3,244,105  3,235,618

Deferred Income       319,250    301,250    283,250    266,000

Long-Term Debt          - 0 -      - 0 -      - 0 -      - 0 -

Stockholders'
Equity              2,749,591  2,890,098  2,855,670  2,890,458

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

     LIQUIDITY. The liquidity of the Company decreased over the past year, primarily due to legal expenses incurred during the year, discussed in
     Item 3. Legal Proceedings. It is anticipated that working capital will be provided in the future by advanced royalties and proceeds from the sale of timber on Company land.

     CAPITAL RESOURCES. The Property of the Company is leased to Hecla Mining Company. Capital improvements are to be paid for by Hecla pursuant to the terms of the leases. The Company has no long-term debt.

     RESULTS OF OPERATIONS. The Company is in the exploratory and development stage and has no operations. The general and administrative costs in 1999 increased substantially over 1998 due to legal expenses associated with the litigation discussed in Item 3 above. Revenue of $84,688 was realized in 1999 from the sale of timber and interest income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's financial statements appear following Item 9. See index to Financial Statements at Page 5 of this report.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.
                                     4
                       INDEX TO FINANCIAL STATEMENTS
               Filed as part of the Annual Report Form 10-K
                             December 31, 1999
                                                                 PAGE

FINANCIAL STATEMENTS:

     Balance Sheet, December 31, 1999 and 19978   .    .    .    6

     Statement of Operations and Deficit Accumulated
     During The Exploratory Stage for the Years Ended
     December 31, 1999, 1998 and 1997   .    .    .    .    .    7

     Statement of Cash flows, for the years ended
     December 31, 1999, 1998 and 1997   .    .    .    .    .    8

     Notes to Financial Statements, December 31, 1999
     and 1998  .    .    .    .    .    .    .    .    .    .    9


     The Company's financial statements are unaudited in reliance upon
     Section 210.3-11 of Regulations S-X adopted by the Securities and Exchange Commission.

       [The balance of this page has been intentionally left blank.]

                                     5

                      INDEPENDENT LEAD MINES COMPANY
                      (An Exploration Stage Company)

                         BALANCE SHEET - UNAUDITED
                        December 31, 1999 and 1998
                         -------------------------

                                A S S E T S
CURRENT ASSETS                                 1999             1998
                                             ------            -----
  Cash                                        5,298           55,678
  Royalties Receivable                        1,500            1,500
Investments                                   2,908            2,908
                                           --------          -------
     Total current assets                     9,706           60,086
                                           --------          -------
PROPERTY AND EQUIPMENT, at cost
  Equipment                                       -                -
  Less accumulated depreciation                   -                -
                                           --------         --------
  Mining property                         3,048,407        3,048,407
                                           --------         --------
                                          3,048,407        3,048,407
OTHER ASSETS                               --------         --------
  Unrecovered exploration costs             187,920          187,920
                                          ---------         --------
     Total Assets                         3,246,033        3,296,413
                                          =========        =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                      1999         1998
                                                        -----        -----
  Accounts payable                                     28,711        6,333
  Advances payable                                     86,100       86,100
  Interest payable                                     20,381       12,632
  Loans from Shareholders                              42,000            -
                                                      -------      -------
     Total current liabilities                        177,192      105,065
                                                      -------      -------
DEFERRED INCOME                                       319,250      301,250
                                                      -------      -------
STOCKHOLDERS' EQUITY
  Common stock, $1.00 par value; authorized
  5,000,000 shares; issued 4,371,993 shares
  at 12/31/99 and 4,369,993 shares at 12/31/98;
      outstanding 4,333,357 at 12/31/99 and
   4,369,993 shares at 12/31/98                     4,371,993    4,369,993
      Treasury Stock                                 (19,116)            -
  Additional Paid in Capital                        (121,873)    (119,873)
     (deficit)                                       --------     --------
                                                    4,231,004    4,250,120
   Less deficit accumulated during the
  Exploratory stage                               (1,481,413)   (1,360,022
                                                                         )
                                                   ----------    ---------
Total Stockholder's equity                          2,749,591    2,890,098
                                                   ----------    ---------
Total Liabilities & Stockholders' equity            3,246,033    3,296,413
                                                   ==========    =========
The accompanying notes are an integral part of
these financial Statements.

                                     6

                      INDEPENDENT LEAD MINES COMPANY
                      (An Exploration Stage Company)

        STATEMENT OF OPERATIONS AND DEFICIT ACCUMULATED DURING THE
                       EXPLORATORY STAGE - UNAUDITED
             For the years ended December 31, 1999, 1998, 1997
             ------------------------------------------------

REVENUE                                      1999         1998         1997
                                           ------        -----        -----
     Sales - Timber                        83,500        2,091            -
     Interest Income                        1,188        1,501            -
                                          -------       ------        -----
                                           84,688        3,592            -
                                          -------       ------       ------
EXPENSES
     Management and Directors fees      $  11,500    $            $
                                                     -            -
     Licenses and fees                        324        1,372          290
     Office expense                           250        2,661        2,939
     Office services                          500          497        4,900
     Geological                                 -            -        2,050
     Interest                               7,749        7,810        7,004
     Legal                                182,826       14,233        9,671
     Accounting                             1,590        1,450          877
     Shareholder & Public Relations         1,340        4,592        7,057
                                         --------      -------       ------
                                          206,079       32,615       34,788
                                         --------      -------      -------
NET LOSS                                  121,391       29,023       34,788

DEFICIT, accumulated during the
     exploratory stage, beginning
     of year                            1,360,022    1,330,999    1,296,210
                                       ----------    ---------    ---------
DEFICIT, accumulated during the
     Exploratory stage, end of year     1,481,413    1,360,022    1,330,998
                                       ==========    =========    =========
LOSS PER SHARE                               .028         .007         .009
                                       ==========     ========     ========

The accompanying notes are an integral part of these financial statements.
       [The balance of this page has been intentionally left blank.]
                                     7
                      INDEPENDENT LEAD MINES COMPANY
                      (An Exploration Stage Company)

                    STATEMENT OF CASH FLOWS - UNAUDITED
             For the years ended December 31, 1999, 1998, 1997
             ------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES           1999         1998        1997
                                              -----        -----       -----
     Net loss                             (121,391)     (29,023)    (34,788)
     Adjustment to reconcile net
     Loss to net cash provided by
     Operating activities
      Increase (decrease) in cash
             Due to changes in assets
             and liabilities
               Receivable                         -      (1,500)           -
               Accounts payable              22,378        2,428     (9,119)
               Deferred income               18,000       18,000      17,250
               Interest payable               7,749        7,452     (1,356)
                                            -------      -------     -------
               Net cash used by
               Operating activities        (73,264)      (2,643)    (28,013)
                                           --------     --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of capital stock                      -       75,000       -
   Net borrowing on short-term advances      42,000     (10,000)      36,500
                                            -------     --------     -------
                                             42,000       65,000      36,500
                                            -------     --------     -------
CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of Mining Claims                    -      (1,105)           -
     Purchase of Company's Capital Stock   (19,116)     (11,549)           -
     Purchase of Investments                      -      (2,908)           -
                                           --------     --------      ------
                                           (19,116)     (15,562)           -
                                           --------     --------      ------
Net increase (decrease) in cash            (50,380)       46,795       8,487

CASH, beginning of year                      55,678        8,883         396
                                            -------       ------      ------
CASH, end of year                             5,298       55,678       8,883
                                             ======      =======      ======
DISCLOSURE OF ACCOUNTING POLICY

     For the years ended December 31, 1999, 1998 and 1997, the Company had no cash equivalents.

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
                                          1999        1998      1997
     Interest paid                           0           0     8,324
                                        ======       =====     =====
     Taxes paid - State of Idaho            30          30        30
                                        ======       =====     =====

The accompanying notes are an integral part of these financial statements.

                                     8
                      INDEPENDENT LEAD MINES COMPANY
                      (An Exploration Stage Company)

                       NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999 and 1998
                            ------------------
Note 1 - Company business - The Company was incorporated under the laws of the State of Arizona on September 16, 1929. The Company is presently in the exploratory stage.

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

Note 5 - The apparent over-issuance of stock in the total amount of 60,000 shares as was reported in Independence Lead Mines Company's prior form 10-Ks, has been remedied. The 60,000 shares believed by Independence Lead Mines Company to be over-issued have been returned to the Company and the Company is in the process of canceling those shares and correcting the over-issuance.

Note 6 - As shown in the financial statements, the Company incurred net losses of $121,391, $29,023, and $34,788, during the years ending December 31, 1999, 1998, and 1997, respectively, and on these dates, the Company's current liabilities exceeded current assets by $167,486, $44,979, and $96,302. These factors indicate doubt as to the ability of the

                                     9
                      INDEPENDENT LEAD MINES COMPANY
                      (An Exploration Stage Company)

                       NOTES TO FINANCIAL STATEMENTS
                  December 31, 1999 and 1998 - continued
                             -----------------
Note 6 - continued
               Company to continue business on a going concern basis. Current liabilities at December 31, 1999 include advances payable to H.F. Magnuson & Co. of $86,100 plus accrued interest of $20,381. A settlement agreement between the Company and H.F. Magnuson & Company in January 2000 resulted in cancellation of the advances payable and all accrued interest. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

Note 7 - Statements of income, cash flows, and shareholders' equity since the inception of the Company, September 16, 1929, through December 31, 1999 have not been presented. Generally accepted Accounting principles require that such statements be presented when financial statements purport to present financial position and results of operations for a development stage company.

               Early records of income and expense for the Company are incomplete.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Name of Executive
Officers and Directors             Brief profile of
And Position Held            Age   Officers and Directors
------------------           ---   ----------------------
Bernard C. Lannen            63    Semi Retired
President and Director             Director of Lucky
                                   Friday Extension Mining
                                   Company

Wayne L. Schoonmaker         63    Certified Public Accountant
Secretary/Treasurer                Secretary/Treasurer of
                                   Hanover Gold Company Inc.
                                   Treasurer of Metalline Mining
                                   Company.

Forrest G. Godde             83    President of Corporate
                                   Ranches in
Director                           California and Nevada,
                                   Director of Mineral Mountain
                                   Mining

Robert Bunde                 61    Semi retired farmer with
                                   investments in
Director                           The mining field.

Gordon Berkhaug              65    Management of real estate
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

                                    10
                      INDEPENDENT LEAD MINES COMPANY
                      (An Exploration Stage Company)

                       NOTES TO FINANCIAL STATEMENTS
                  December 31, 1999 and 1998 - continued
                             -----------------
ITEM 11.  EXECUTIVE COMPENSATION

     (a) The following table sets forth all remuneration paid by the Company during the fiscal year ended December 31, 1998, for services in all capacities to all directors and executive officers of the Company.

 Name of Individual      Capacities in
 Or Number in Group       Which served          Compensation
-----------------     --------------        -------------
Five persons in the      All executive               -0-
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

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     To the knowledge of the Company, no person beneficially owned more than five percent (5%) of any class of the Registrant's voting securities as of January 31, 2000.

     The following tabulation shows the beneficial ownership's of the Company's officers and directors in the securities of the Company as of January 31, 2000:

                           Shares of             Approximate
                          Common Stock          Percentage of
        Name           Beneficially Owned           Class
------------                   -------            ------
Bernard C. Lannen              171,082              3.95
Wayne L. Schoonmaker             4,000               .09
Forrest G. Godde            (1) 95,000              2.19
Robert Bunde                   159,500              3.68
Gordon Berkhaug                 68,275              1.58

     All directors and executive officers of the Company as a group (5 persons in a group) own 497,857 shares or approximately 11.49 percent of the Company are outstanding voting securities.

  (1) Includes 45, 000 shares that represent Mr. Godde's 50% interest in the Godde 1980 Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

During 1999 the Company borrowed on a short term basis the amount of $42,000 from a director of the Company. That amount was outstanding at December 31, 1999, and was repaid in January 2000 plus interest at 8% per annum.

                                    11
                      INDEPENDENT LEAD MINES COMPANY
                      (An Exploration Stage Company)

                       NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999 and 1998
                          ----------------------
                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements - See index to Financial Statements at page 5 of this report

     2.   Financial Statement Schedules

       V - Statement of Property, Plant and Equipment, Page 14.

       Other financial statement schedules are omitted because of conditions under which they are required, or because the required information given in the financial statements or notes thereto.

(b) The company filed its report on Form 8-K during the last quarter of 1992.


(c) Exhibits - No additional exhibits are filed as a part of this report. The Exhibit Index appears at Page 13 of this report.

       [The balance of this page has been intentionally left blank.]

                                    12
                      INDEPENDENT LEAD MINES COMPANY
                          Form 10-K Annual Report
                   For the year ended December 31, 1999

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

                                    13
                      INDEPENDENCE LEAD MINES COMPANY
                      (AN EXPLORATION STAGE COMPANY)

                       PROPERTY, PLANT AND EQUIPMENT
           For the years ended December 31, 1999, 1998 and 1997
                 ----------------------------------------

                          Balance,                                    Balance
                          Beginning                          Other    End of
                           Of year    Addition    Retire-   Changes    Year
                                                   ments
                          ---------   ---------   --------  -------   ------
December 31,1999
Equipment                          0           -         -                  -0-
                            --------     -------     -----             --------
Mining Property            3,048,407           -         -            3,048,407
Less deferred credits        301,250      18,000         -              301,250
                            --------     -------     -----             --------
     Net                   2,747,157    (18,000)         -            2,729,157
                            --------     -------     -----   ------    --------
     Total                 2,747,157    (18,000)         -   NONE     2,729,157
                          ==========  ==========   =======  =======   =========
December 31,1998
Equipment                          0           -         -                  -0-
                           ---------    --------     -----            ---------
Mining Property            3,047,302       1,105         -            3,048,407
Less deferred credits        283,250      18,000         -              301,250
                           ---------    --------     -----            ---------
     Net                   2,764,052    (16,895)         -            2,747,157
                           ---------    --------     -----   ------   ---------
     Total                 2,764,052    (16,895)         -   NONE     2,747,157
                           =========    ========     =====   ======   =========
December 31,1997
Equipment                        118           -     (118)                    -
                           ---------    --------     -----            ---------
Mining Property            3,047,302           -         -            3,047,302
Less deferred credits        266,000      17,250         -              283,250
                           ---------    --------     -----            ---------
     Net                   2,781,302    (17,250)     (118)            2,764,052
                           ---------    --------     -----   ------   ---------
     Total                 2,781,420    (17,250)     (118)   NONE    2,764,052
                           =========    ========     =====   ======   =========

                                    14
                                   SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be sign on its behalf by the undersigned, thereunto duly authorized.

                         INDEPENDENCE LEAD MINES COMPANY

                                 By:    /s/ Bernard C. Lannen
                                        ---------------------
                                        Bernard C. Lannen, its President and
                                        Chief Administrative Officer
                                        Dated: March 27, 2000

                                 By:    /s/ Wayne L. Schoonmaker
                                        ------------------------
                                        Wayne L. Schoonmaker, its Principal
                                        Accounting Officer
                                        Dated: March 27, 2000

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
       Dated: March 27, 2000                 Dated: March 27, 2000

  By:  /s/ Forrest G. Godde             By:  /s/ Gordon Berkhaug
       --------------------                  -------------------
       Forrest G. Godde                      Gordon Berkhaug
       Director                              Director
       Dated: March 27, 2000                 Dated: March 27, 2000

  By:  /s/ Robert Bunde
       -----------------
       Robert Bunde
       Director
       Dated: March 27, 2000
                                       15