Form 10-Q
period 2000-03-31
INDEPENDENCE LEAD MINES CO
filed 2000-05-12
CIK 50073

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                             ___________

                                FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2000
                                  OR
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

The number of outstanding shares of the registrant's common stock at May 10, 2000 was 4,223,357 shares.


             INDEPENDENCE LEAD MINES COMPANY QUARTERLY REPORT
                  ON FORM 10-Q FOR THE QUARTERLY PERIOD
                         ENDED MARCH 31, 2000

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

The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2000.

Three months Ended March 31, 2000 Compared to three months Ended March
31, 1999.

During the three months ended March 31, 2000 the Company realized income of $358,085 from settlement of the litigation discussed in Item 1 (Legal Proceedings). General and administrative expenses decreased to $12,300 for the three-month period ended March 31, 2000 as compared to $22,494 for the three-month period ended March 31, 1999. The decrease is principally attributed to reduced legal expenses incurred in 2000 related to the Company's litigation described in Item 1 (Legal Proceedings). For the quarter ended March 31, 2000, the Company experienced a net income of $333,162, or $0.08 per share, compared to a loss of $21,992, or $0.005 per share, during the comparable period in the previous year.

During the first quarter 1999, the company's loss of $21,992 resulted principally from legal charges of $19,597.

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

The Lease Agreement provides that all costs and expenses incurred in the exploration, development, and operation of the DIA Area are to be paid by Hecla subject to the right of Hecla to be reimbursed for such costs and expenses, together with all advance royalties paid, out of any future net profits realized from the operation of the DIA Area. After recovery of Hecla's costs and expenses and

                               -1-
amounts paid as advance royalties, and the establishment of a three month working capital reserve, net profit royalties are to be paid to the Company and the other property owners as follows:

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

                  	PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company reported in its Form 10-K for the fiscal year ending December 31, 1998, that two legal proceedings were pending involving the Company. H.F.Magnuson & Company filed suit in Shoshone County, Idaho in case #CV98-34222 to enforce two promissory notes involving a total sum of $86,100 plus accrued interest of $12,632 as of December 31,1998. The notes were executed by Independence Lead Mine Company's former directors, R.M.MacPhee and Dale Lavigne in favor of H.F.Magnuson & Company. H.F.Magnuson & Company, the Plaintiff in the action, also sought an award of attorney fees and costs. Independence Lead Mines Company, Inc. denied any liability of Independence Lead Mines Company under those notes.

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

During the latter part of 1999, the Plaintiffs and the Defendants in the consolidated case attended mediation conferences in an effort to reach a settlement of the claims and issues existing between the parties. A settlement agreement and mutual release was entered into between the parties and that agreement was fully executed by all parties in January, 2000. By stipulation of the parties, the above cases were dismissed on January 25, 2000 with prejudice and without costs or attorney fees. The settlement resulted in a cash payment to Independence Lead Mines Company and cancellation of the two promissory notes in the principal amount of $86,100 plus all accrued interest. The 60,000 shares of stock that were claimed by Independence Lead Mines Company to have been over-issued were returned to Independence Lead Mines Company and the Company has cancelled those certificates to correct the over-issuance. All parties denied each other's claim and allegations throughout the litigation.

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

   [The balance of this page has been intentionally left blank.]
                               -3-

                 INDEPENDENCE LEAD MINES COMPANY

TABLE OF CONTENTS
                                                            	Page
Balance Sheets as of March 31, 2000
  and December 31, 1999	                                     F/S-2

Statements of Operations for the three Months
 Ended March 31, 2000 and 1999	                              F/S-3

Statements of Cash Flow for the three
 Months Ended March 31, 2000 and 1999	                       F/S-4

Notes to Interim Financial Statements	                       F/S-5

Signatures	                                                  F/S-6

  	[The balance of this page has been intentionally left blank.]

                               F/S - 1

                  INDEPENDENCE LEAD MINES COMPANY
                   (An Exploratory Stage Company)
                      BALANCE SHEET - UNAUDITED

                        	ASSETS
						                               March 31,		    December 31,
						                               2000			        1999
							                              ---------		    ------------
CURRENT ASSETS:
	Cash	                                $  111,208    	$  5,298
	Royalties Receivable	                     1,500	       1,500
	Investments	                              2,908	       2,908
				                                     -------	      ------
		Total current assets	                  115,616	       9,706
				                                     -------	      ------
PROPERTY AND EQUIPMENT, at cost:
	Equipment	                                    0	           0
	Less accumulated depreciation	                0	           0
				                                      ------        	----
				                                           0	           0

Mining property	                       3,048,407	   3,048,407
				                                   ---------	   ---------
		Total property and equipment	        3,048,407	   3,048,407

OTHER ASSETS:
		Unrecovered exploration costs	         187,920	     187,920
				                                   ---------	   ---------
			Total assets	                      $3,351,943	  $3,246,033
				                                  ==========   ==========

                 INDEPENDENCE LEAD MINES COMPANY
                  (An Exploratory Stage Company)
                    BALANCE SHEET - UNAUDITED

                 	LIABILITIES AND STOCKHOLDERS' EQUITY
	                                     March 31,	    December 31,
                                      2000          1999
                                      --------	     -----------
CURRENT LIABILITIES:
	Accounts payable	                     $   4,583	    $  28,711
	Advances payable	                             0	       86,100
	Interest payable	                             0	       20,381
	Loans from Shareholders	                      0	       42,000
	Income taxes accrued	                    13,500	            0
			                                     	-------	      -------
			Total current liabilities	             18,083	      177,192
				                                     -------	      -------
DEFERRED INCOME:	                        323,750	      319,250
				                                     -------	      -------
STOCKHOLDERS' EQUITY:

	Common Stock, $1.00 par value,
		Authorized 5,000,000 shares;
		issued 4,371,993 and
		outstanding 4,333,357 shares
		at 12/31/99; issued 4,308,793
		and outstanding 4,223,357
		shares at 03/31/2000 	               4,308,793	    4,371,993

	Treasury Stock                        	(42,138)     	(19,116)
	Additional Paid-In
	Capital (Deficit)	                    (108,293)	    (121,873)
				                                   ---------	    ---------
				                                   4,158,362	    4,231,004
	Less deficit accumulated
		during the
		exploration stage	                 (1,148,252)	  (1,481,413)
				                                 -----------	  -----------
	Total Stockholders equity	            3,010,110	    2,749,591
                                 				-----------	  -----------

		Total liabilities and
		stockholders' equity	               $3,351,943	   $3,246,033
				                                  ==========   	==========

The accompanying notes are an integral part of these financial statements

                              F/S - 2

                 INDEPENDENCE LEAD MINES COMPANY
                  (An Exploratory Stage Company)

         STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
            DURING THE EXPLORATION STAGE - UNAUDITED

		                                   Three Months 	  Three Months
		                                   Ended	          Ended
		                                   March 31, 2000 	March 31, 1999
		                                   --------------	 --------------
Revenue	                                $   0	           $   0
		                                      -----	           -----
Expenses

Licenses and fees	                        378              	30
Office expense	                           343               	0
Office services	                          150             	200
Shareholder Relations	                  1,541             	756
Interest                                 	916           	1,911
Transportation	                         2,735               	0
Accounting	                               923               	0
Legal	                                  5,314          	19,597
		                                      -----	          ------
	Total expenses	                       12,300 	         22,494
		                                     ------	          ------
Loss from Operations               	($12,300)       	($22,494)

Other Income and (expense)

Interest	                                 877	             502
Legal settlement	                     358,085	               0
		                                    -------	            ----
	Total  other income	                $358,962          	$  502
		                                   --------	            ----

NET INCOME (LOSS) before
	income taxes	                       $346,662	       $(21,992)
Provision for income taxes	         ($13,500)	               0
		                                  ---------	       ---------
NET INCOME (LOSS)	                   $333,162	       ($21,992)

DEFICIT, accumulated during
The exploration stage,
beginning of period	             ($1,481,414)    	$(1,360,022)
		                               ------------	    ------------
DEFICIT, accumulated during
the exploration stage,
end of period	                   ($1,148,252)    	($1,382,014)
		                               ============    	============
Income (Loss) per share	               $0.078	        ($0.005)

Weighted average common
shares outstanding	                 4,278,357	       4,369,993
____________________
The accompanying notes are an integral part of these financial statements.

                             	F/ S - 3

                INDEPENDENCE LEAD MINES COMPANY
                 (An Exploratory Stage Company)

               STATEMENTS OF CASH FLOW - UNAUDITED

	                                	Three Months	    Three Months
		                                Ended	           Ended
		                                March 31, 2000	  March 31, 1999
		                                --------------	  --------------
Operating Activities:
	Net income (loss)	                $333,162	        $ (21,992)

Adjustments to reconcile net
	loss to net cash
	used in operating activities:	           0	                 0

Changes in operating
	assets and liabilities:

	(Increase) decrease
	in accounts receivable	                  0	                 0
	Increase (decrease)
	in accounts payable	              (24,128)	             7,416
	Increase (decrease)
	in advances payable	              (86,100)	                 0
	Increase (decrease)
	in deferred income	                  4,500	             4,500
	Increase (decrease)
	in interest payable	              (20,381)             	1,911
	Increase (decrease)
	in taxes payable	                   13,500	                 0
----------	                        --------	             -----
Net cash used
	in operating activities	           220,553	           (8,165)
-----	                             --------	           -------
Investing activities:

	Purchase of Company's
	capital stock	                    (23,143)	                 0
----------	                        --------	           -------
Net cash used in
	investing activities	             (23,143)	                 0
---------	                         --------	           -------
Financing activities:

	Retirement of
	 director's shares	               (48,000)	                 0
	Repurchase and retirement
	 of common stock	                  (1,500)                 	0
	Repayment of long-term debt      	(42,000)                 	0
	----------	                       --------	             -----
Net cash provided by
	financing activities            	 (91,500)                 	0
---------	                         --------	             -----
Net increase (decrease) in cash	    105,910	           (8,165)

Cash and cash equivalent,
	beginning of period	                 5,298 	           55,678
----------	                        --------	            ------
Cash and cash equivalent,
	end of period	                   $ 111,208	         $  47,513
==========	                       =========	         =========
Disclosure of accounting policy
	For the three months ended
	March 31, 2000 and
	March 31, 1999, the Company
	had no cash equivalents.

Supplemental disclosure
	of cash flow information:

	Cash paid during the year for:
		Interest	                           $ 916	              $  0
		Income taxes	                          30	                30

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

In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

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

During the three months ended March 31, 2000 the Company purchased 47,000 shares of the Company's common stock on the open market at an average price of $0.49 per share. These purchases bring the total treasury shares held by the Company to 85,436 shares.

[The balance of this page has been intentionally left blank.]
                         F/S - 5

	SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						INDEPENDENCE LEAD MINES COMPANY

						By:	/s/ Bernard C. Lannen
   							----------
			   				Bernard C. Lannen, its
						   	President
							   Date: May 15, 2000

						By:	/s/ Wayne Schoonma
  							----------
									Wayne Schoonmaker, its
		  					Principal Accounting Officer
				  			Date: May 15, 2000

                             F/S-6