Form 10-Q
period 2000-06-30
INDEPENDENCE LEAD MINES CO
filed 2000-08-14
CIK 50073

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                              ___________

                               FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2000
                                OR
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

The number of outstanding shares of the registrant's common stock at June 30, 2000 was 4,308,793 shares.

          INDEPENDENCE LEAD MINES COMPANY QUARTERLY REPORT
              ON FORM 10-Q FOR THE QUARTERLY PERIOD
                      ENDED JUNE 30, 2000

TABLE OF CONTENTS

                                                              	Page
PART I - FINANCIAL INFORMATION

	Item 1:	Financial Statements . . . . . . . . . . . . . . . . . 	1

	Item 2:	Management's Discussion and Analysis
	       	of Financial Condition and Results of Operations . . . 	1

PART II - OTHER INFORMATION

	Item 1:	Legal Proceedings . . . . . . . . . . . . . . . . . . .	2

	Item 2:	Changes in Securities . . . . . . . . . . . . . . . . .	3

	Item 3:	Defaults upon Senior Securities . . . . . . . . . . . .	3

	Item 4:	Submission of Matters to a Vote of Security Holders . . 3

	Item 5:	Other Information . . . . . . . . . . . . . . . . . . .	3

	Item 6:	Exhibits and Reports on Form 8-K . . . . . . . . . . . 	3

SIGNATURES

	[The balance of this page has been intentionally left blank.]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The unaudited financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1.

The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2000.

Six months Ended June 30, 2000 Compared to six months Ended June 30,
1999.

During the six months ended June 30, 2000 the Company realized income of $358,085 from settlement of the litigation discussed in Item 1 (Legal Proceedings). General and administrative expenses decreased to $17,317 for the six-month period ended June 30, 2000 as compared to $114,411 for the six-month period ended June 30, 1999. The decrease is principally attributed to reduced legal expenses incurred in 2000 related to the Company's litigation described in Item 1 (Legal Proceedings). For the quarter ended June 30, 2000, the Company experienced a net loss of $2,631, or $0.001 per share, compared to a loss of $8,814, or $0.002 per share, during the comparable period in the previous year. During the quarter, the company sold a portion of the surface rights on its mining claims for a selling price of $103,000.

During the second quarter 1999, the company's loss of $8,814 resulted principally from legal charges of $93,426, partially offset by net timber sales of $86,739.

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

The Lease Agreement provides that all costs and expenses incurred in the exploration, development, and operation of the DIA Area are to be paid by Hecla subject to the right of Hecla to be reimbursed for such costs and expenses, together with all
                                   -1-
advance royalties paid, out of any future net profits realized from the operation of the DIA Area. After recovery of Hecla's costs and expenses and amounts paid as advance royalties, and the establishment of a three month working capital reserve, net profit royalties are to be paid to the Company and the other property owners as follows:

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS.  The following exhibit is filed as part of this report:

Exhibit 27.0	Financial Data Schedule

REPORTS ON FORM 8-K. 	No reports on Form 8-K were filed by the
registrant during the period covered by this report.

 [The balance of this page has been intentionally left blank.]

               	INDEPENDENCE LEAD MINES COMPANY

	TABLE OF CONTENTS                                             	Page

Balance Sheets as of June 30, 2000 and December 31, 1999 . . .  F/S-2

Statements of Operations for the six Months
 Ended June 30, 2000 and 1999 . . . . . . . . . . . . . . . . .	F/S-3

Statements of Cash Flow for the six
 Months Ended June 30, 2000 and 1999 . . . . . . . . . . . . . 	F/S-4

Notes to Interim Financial Statements . . . . . . . . . . . . .	F/S-5

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .  F/S-6

	[The balance of this page has been intentionally left blank.]

                            F/S - 1

                  INDEPENDENCE LEAD MINES COMPANY
                   (AN EXPLORATORY STAGE COMPANY)
                     BALANCE SHEET - UNAUDITED

                             	ASSETS
					                                JUNE 30, 2000		DECEMBER 31, 1999
					                                -------------		----------------
CURRENT ASSETS:
	Cash	                                $  206,042 	   $  5,298
	Royalties Receivable	                     1,500	       1,500
	Investments                              	2,908       	2,908
				                                    --------    	--------
		Total current assets	                  210,450      	 9,706
				                                     -------     --------
PROPERTY AND EQUIPMENT, at cost:
	Equipment                                    	0           	0
	Less accumulated depreciation	                0           	0
			                                       	-----       	-----
                                               0            0

	Mining property                      	2,945,407   	3,048,407
			                                	------------	  ----------
		Total property and equipment        	2,945,407	   3,048,407

OTHER ASSETS:
		Unrecovered exploration costs	         187,920     	187,920
			                                  	----------  	----------
			Total assets                      	$3,343,777	 $ 3,246,033
		                                  		========== 	===========

	LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
	Accounts payable                    	$   1,844    	$  28,711
	Advances payable                            	0       	86,100
	Interest payable                            	0       	20,381
	Loans from Shareholders                     	0       	42,000
	Income taxes accrued                   	12,300            	0
			                                    	-------      	-------
			Total current liabilities	            14,144	      177,192
			                                   	--------     	--------
DEFERRED INCOME:	                       328,250      	319,250
			                                   	--------      --------
STOCKHOLDERS' EQUITY:

	Common Stock, $1.00 par value,
		Authorized 5,000,000 shares;
		issued 4,371,993 and out-
		standing 4,333,357 shares
		at 12/31/99; issued	4,308,793
  and outstanding 4,223,357 shares
  at	03/31/2000 4,308,793;	4,371,993
 	Treasury Stock at cost	              (48,234)     	(19,116)
	Additional Paid-In
		Capital (Deficit)	                  (108,293)	    (121,873)
			                                   	--------	     --------
			                                 	4,152,266    	4,231,004
	Less deficit accumulated during
		the exploration stage            	(1,150,883)  	(1,481,413)

	Total Stockholders equity	          3,001,383    	2,749,591
			                               	-----------   -----------
		Total liabilities and
		 stockholders' equity	            $3,343,777   	$3,246,033
			                                 ==========   ==	========

The accompanying notes are an integral part of these financial statements

                             F/S - 2

                   INDEPENDENCE LEAD MINES COMPANY
                    (AN EXPLORATORY STAGE COMPANY)

            STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
               DURING THE EXPLORATION STAGE - UNAUDITED

                     					QUARTER	     	SIX MONTHS	   QUARTER	    	 SIX MONTHS
                     					ENDED	   	    ENDED		       ENDED		       ENDED
                     					JUNE 30, 00	  JUNE 30, 00 	 JUNE 30, 99	  JUNE 30, 99
                          ----------    ----------    -----------   -----------
Revenue	       		          $     0		     $     0	     	$  86,739	   	$  86,739
					                      -------		     -------		     ---------	   	---------
Expenses

Licenses and fees              439           817               0	           30
Office expense			                0           343              17	           17
Office services		              150           300               0 	         200
Shareholder Relations	         884	        2,425             385 	       1,141
Consulting		                 2,474         2,474               0             0
Transportation		             1,501         4,236               0 	           0
Accounting		                     0           923               0 	           0
Legal	                         485         5,799          93,426       113,023
                             -----         -----          ------       -------
	Total expenses	             5,933        17,317       	  93,828	      114,411
                            ------        ------          ------       -------
Loss from Operations       $(5,933)	    $(17,317)	       $(7,089)	    $(27,672)

Other Income and (expense)

Interest, net	               2,102         2,063       	  (1,725)	      (3,134)
Legal settlement	                0       358,085               0             0
                             -----       -------           -----         -----
  Total other Income         2,102	      360,148          (1,725)       (3,134)
                            ------       -------           -----         -----
NET INCOME (LOSS) before
   Income Taxes            $(3,831)     $342,831         $(8,814)     $(30,806)
Provision for
 income taxes               (1,200)      (12,300)              0             0
                            ------       -------           -----         -----
NET INCOME (LOSS)          $(2,631)     $330,531         $(8,814)     $(30,806)

DEFICIT, accumulated
during the exploration
stage, beginning
of period	              (1,148,252)   (1,481,414)     (1,382,014)   (1,360,022)
                         ---------     ---------       ---------     ---------
DEFICIT, accumulated
during the exploration
stage, end of period   $(1,150,883)   $(1,150,883)   $(1,390,828)  $(1,390,828)
                      ============    ============   ===========  ============
Gain (Loss) per share     $(0.001)          $0.077       $(0.002)      $(0.007)

Weighted average common
shares outstanding      4,221,357        4,271,357     4,369,993     4,369,993
____________________

The accompanying notes are an integral part of these financial statements.

                                   	F/ S - 3

                     INDEPENDENCE LEAD MINES COMPANY
                      (AN EXPLORATORY STAGE COMPANY)

STATEMENTS OF CASH FLOW - UNAUDITED

                                      		SIX MONTHS       	SIX MONTHS
		                                      ENDED	            ENDED
		                                      JUNE 30, 2000	    MARCH  31, 1999
		                                      ------------	     -----------
Operating Activities:
	Net income (loss)	                      $330,531	         $ (30,806)

Adjustments to reconcile net
 loss to net cash used in
 operating activities:                         	0                 	0

Changes in operating assets
 and liabilities:

	(Increase) decrease in
  accounts receivable                           0	                 0
	Increase (decrease) in
   accounts payable	                      (26,867)           	20,136
	Increase (decrease) in
   advances payable	                      (86,100)                	0
	Increase (decrease) in
   deferred income	                         9,000             	9,000
	Increase (decrease) in
   interest payable	                      (20,381)            	3,843
	Increase (decrease) in
   taxes payable	                          12,300	                 0
                                        ---------             ------
Net cash used in
  operating activities	                   218,483           	  2,173
                                        ---------             ------
Investing activities:

	Purchase of Company's
   capital stock	                        (29,239)	                 0
                                         -------              ------
Net cash used in
   investing activities                 	(29,239)                 	0
                                         -------              ------
Financing activities:

	Proceeds from the sale of land         	103,000                  	0
	Retirement of director's shares	        (48,000)                 	0
	Repurchase and
   retirement of common stock            	(1,500)                 	0
	Repayment of long-term debt            	(42,000)                 	0
                                          ------               -----
Net cash provided by
 financing activities                   	 11,500                  	0
                                         -------               -----
Net increase (decrease) in cash         	200,744	              2,173

Cash and cash equivalent,
 beginning of period	                      5,298            	 55,678
                                         -------              ------
Cash and cash equivalent,
 end of period                        	$ 206,042          	 $ 57,851
                                        ========             =======
Disclosure of accounting policy
	For the six months ended June 30,
 2000 and June 30, 1999, the Company
	had no cash equivalents.

Supplemental disclosure of cash flow information:

	Cash paid during the year for:
		Interest	                               $ 916               	$  0
		Income taxes                              	30                 	30

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

In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

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

During the six months ended June 30, 2000 the Company purchased 61,000 shares of the Company's common stock on the open market at an average price of $0.49 per share. These purchases bring the total treasury shares held by the Company to 99,436 shares.

[The balance of this page has been intentionally left blank.]
                             F/S - 5

	SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             						INDEPENDENCE LEAD MINES COMPANY

                             						By:	/s/ Bernard C. Lannen
							                                ---------------------
							                                Bernard C. Lannen, its
							                                President
							                                Date: August 14, 2000


                            						By:	/s/ Wayne Schoonmaker
							                               ---------------------
						                               	Wayne Schoonmaker, its
							                               Principal Accounting Officer
							                               Date: August 14, 2000

                                F/S-6