Form 10-Q
period 2000-09-30
INDEPENDENCE LEAD MINES CO
filed 2000-11-13
CIK 50073

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ___________

                                   FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000
                                       OR
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

The number of outstanding shares of the registrant's common stock at September 30, 2000 was 4,276,793 shares.

               INDEPENDENCE LEAD MINES COMPANY QUARTERLY REPORT
                    ON FORM 10-Q FOR THE QUARTERLY PERIOD
                          ENDED SEPTEMBER 30, 2000


                        TABLE OF CONTENTS

                                                              	Page

PART I - FINANCIAL INFORMATION

	Item 1:	Financial Statements	                                    1

	Item 2:	Management's Discussion and Analysis of Financial
         Condition an		Results of Operations	                     1


PART II - OTHER INFORMATION

	Item 1:	Legal Proceedings                                       	2

	Item 2:	Changes in Securities                                   	3

	Item 3:	Defaults upon Senior Securities                         	3

	Item 4:	Submission of Matters to a Vote of Security Holders     	3

	Item 5:	Other Information                                       	3

	Item 6:	Exhibits and Reports on Form 8-K	                        3


SIGNATURES

	[The balance of this page has been intentionally left blank.]

                       PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The unaudited financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1.

The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the Nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2000.

Nine months Ended September 30, 2000 Compared to nine months Ended September 30, 1999.

During the nine months ended September 30, 2000 the Company realized income of $358,085 from settlement of the litigation discussed in Item 1 (Legal Proceedings). General and administrative expenses decreased to $27,824 for the nine-month period ended September 30, 2000 as compared to $151,443 for the nine-month period ended September 30, 1999. The decrease is principally attributed to reduced legal expenses incurred in 2000 related to the Company's litigation described in Item 1 (Legal Proceedings). For the quarter ended September 30, 2000, the Company experienced a net loss of $5,798, or $0.001 per share, compared to a loss of $38,715, or $0.009 per share, during the comparable period in the previous year.
During the third quarter 1999, the company's loss of $38,715 resulted principally from legal charges of $36,383.

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

                     	INDEPENDENCE LEAD MINES COMPANY

	TABLE OF CONTENTS

                                                            	Page
                                                             _____
Balance Sheets as of September 30, 2000
  and December 31, 1999                                     	F/S-2

Statements of Operations for the nine Months
 Ended September 30, 2000 and 1999	                          F/S-3

Statements of Cash Flow for the nine
 Months Ended September 30, 2000 and 1999	                   F/S-4

Notes to Interim Financial Statements	                       F/S-5

Signatures	                                                  F/S-6


	[The balance of this page has been intentionally left blank.]


                                 F/S - 1

                         INDEPENDENCE LEAD MINES COMPANY
                          (AN EXPLORATORY STAGE COMPANY)
                            BALANCE SHEET - UNAUDITED

	                          ASSETS
				                               September 30,2000		December 31,1999
			                                -----------------		-----------------
CURRENT ASSETS:
	Cash		                             $ 198,444 	        $ 5,298
	Royalties Receivable	                  1,500           	1,500
	Investments                           	2,908	           2,908
			                                 	--------        	--------
		Total current assets	               202,852           	9,706
				                              -----------	      ----------
PROPERTY AND EQUIPMENT, at cost:
	Equipment                                 	0               	0
	Less accumulated depreciation	             0              	 0
				                                    -----           	-----
                                            0                0

	Mining property                   	2,945,407       	3,048,407
				                               ----------	      ----------
		Total property and equipment	     2,945,407       	3,048,407

OTHER ASSETS:
		Unrecovered exploration costs     	 187,920	         187,920
				                               ----------	      ----------
			Total assets                   	$3,336,179    	 $ 3,246,033
				                                 ========        	========

               	LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
	Accounts payable	                  $   4,200       	$  28,711
	Advances payable	                          0          	86,100
	Interest payable	                          0	          20,381
	Loans from Shareholders                   	0          	42,000
	Income taxes accrued	                 10,500               	0
			                                	---------        	--------
			Total current liabilities	          14,700        	 177,192
			                                	---------	       ---------
DEFERRED INCOME:	                     332,750       	  319,250
			                                ----------	       ---------
STOCKHOLDERS' EQUITY:

	Common Stock, $1.00 par	value,
  authorized	5,000,000 shares;
  issued 4,371,993 and
		outstanding 4,333,357	shares
  at 12/31/99;	issued 4,308,793
  and	outstanding 4,177,357
		shares at 09/30/2000 	            4,308,793        	4,371,993

	Treasury Stock at
	cost (131,436 shares)               	(55,090)	         (19,116)
	Additional Paid-In
	Capital (Deficit)	                  (108,293)	        (121,873)
				                              ------------	      -----------
			                                	4,145,410        	4,231,004
	Less deficit accumulated
	during the
		exploration stage               	(1,156,681)      	(1,481,413)
				                               -----------	       ----------
	Total Stockholders equity	         2,988,729	        2,749,591
				                             -------------	    -------------
		Total liabilities and
	stockholders' equity	             $3,336,179	       $3,246,033
		                                 		========	         ========
The accompanying notes are an integral part of these financial statements

                                F/S - 2

                    INDEPENDENCE LEAD MINES COMPANY
                     (AN EXPLORATORY STAGE COMPANY)

          STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
               DURING THE EXPLORATION STAGE - UNAUDITED

	                            	Quarter	   Nine months  Quarter	    Nine Months
	                            	Ended	     Ended	       Ended	      Ended
		                            Sept.30,00	Sept.30,00  	Sept.30,99	 Sept.30,99
		                            --------- 	----------	  ----------	 ----------
REVENUE	                       $     0	   $    0	      $      0   	$  86,739
		                             -------	   -------      	-------	   ---------
EXPENSES
Licenses and fees	                 300	    1,116           	249	         279
Office expense	                      0      	343	             0          	17
Office services	                   150      	450	           150	         350
Bank Fees	                           0	        0	           150	         150
Shareholder Relations	             348    	2,773           	100	       1,241
Consulting                      	6,300    	8,775             	0           	0
Transportation	                      0	    4,236             	0           	0
Accounting	                          0      	923	             0           	0
Legal	                           3,409	    9,208        	36,383     	149,406
		                              ------   	------	        ------     	-------
	Total expenses                	10,507 	  27,824        	37,032     	151,443
	                             	-------  	-------       	-------    	--------
LOSS FROM OPERATIONS	         $(10,507)	$(27,824)     	$(37,032)   	$(64,704)

OTHER INCOME AND (EXPENSE)

Interest, net                   	2,909    	4,972        	(1,683)     	(4,816)
Legal settlement	                    0  	358,085	             0	           0
                                		----  	-------	       -------	     -------
	Total  other Income	            2,909  	363,057	        (1,683)     	(4,816)
		                              ------  	-------	        -------    	-------
NET INCOME (LOSS) BEFORE
   INCOME TAXES               	$(7,598)	$335,233       $(38,715)   	$(69,520)
Provision for income taxes	      1,800  	(10,500)	            0	           0
	                             	------- 	--------      	--------	     -------
NET INCOME (LOSS)	             $(5,798)	$324,733      	$(38,715)	   $(69,520)

DEFICIT, accumulated during
the exploration stage,
beginning of period	        (1,150,883)(1,481,414)  	 (1,390,829)	(1,360,022)
		                          ----------	----------	    ----------	-----------
DEFICIT, accumulated during
the exploration stage,
end of period	            $(1,156,681)	$(1,156,681) 	$(1,429,542)	$(1,429,542)
		                            =======    	========	      ========	  ========
Gain (Loss) per share        	$(0.001)    	$0.077       	$(0.009)	 $(0.016)

Weighted average common
shares outstanding	          4,193,357	4,238,357	        4,367,025	4,368,014
____________________
The accompanying notes are an integral part of these financial statements.

	                                F/ S - 3

                      INDEPENDENCE LEAD MINES COMPANY
                       (AN EXPLORATORY STAGE COMPANY)

                    STATEMENTS OF CASH FLOW - UNAUDITED

    		                                      Nine Months      	Nine Months
		                                          Ended	            Ended
		                                          Sept.30, 2000	    Sept. 30, 1999
		                                        		-------------	    --------------
Operating Activities:
	Net income (loss)	                             $324,733	          $ (69,520)

Adjustments to reconcile net	loss to
 net cash	used in operating activities:                0                  	0

Changes in operating assets
	and liabilities:

	(Increase) decrease in	accounts receivable           	0	                  0
	Increase (decrease) in accounts payable	        (24,511)	            33,654
	Increase (decrease) in	advances payable        	(86,100)                 	0
	Increase (decrease) in	deferred income          	13,500             	13,500
	Increase (decrease) in	interest payable        	(20,381)             	5,796
	Increase (decrease) in	taxes payable          	  10,500	                  0
----------------------	                         ---------         	---------
Net cash used in operating	activities	           217,741	            (16,570)
-------------	                                   -------            	-------
Investing activities:

	Purchase of Company's capital stock	            (36,095)	            (2,992)
	------------------	                            --------           	--------
Net cash used in investing activities	           (36,095)	            (2,992)
----------------------                           	------            	-------
Financing activities:

	Proceeds from the sale of land	                 103,000                  	0
	Retirement of director's shares	                (48,000)                 	0
	Repurchase and retirement
	of common stock	                                 (1,500)              	(120)
	Repayment of shareholder loans	                 (42,000)          	       0
	                                                	------             	------
Net cash provided by financing activities	        11,500             	  (120)
-----------                                  	----------	            -------
Net increase (decrease) in cash	                 193,146            	(19,682)

Cash and cash equivalent,
beginning of period	                               5,298 	            55,678
------------	                               ------------         	----------
Cash and cash equivalent,
end of period	                                 $ 198,444         	 $  35,996
=======	                                        ========	           ========
Disclosure of accounting policy
	For the nine months ended
 September 30, 2000 and September 30,
 1999, the Company had no cash equivalents.

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

In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

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

During the nine months ended September 30, 2000 the Company purchased 93,000 shares of the Company's common stock on the open market at an average price of $0.39 per share. These purchases bring the total treasury shares held by the Company to 131,436 shares.

[The balance of this page has been intentionally left blank.]

                                  F/S - 5

                          	SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


           					INDEPENDENCE LEAD MINES COMPANY

					                                  	By:	/s/ Bernard C. Lannen
						                                 	-------------
						                                 	Bernard C. Lannen, its
							                                 President
                                 							Date: November 13, 2000


					                                  	By:	/s/ Wayne Schoonmaker
						                                 	-------------
							                                 Wayne Schoonmaker, its
							                                 Principal Accounting Officer
                                     			Date: November 13, 2000

                                  F/S-6