Form 10-K
period 2000-12-31
INDEPENDENCE LEAD MINES CO
filed 2001-03-29
CIK 50073

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
           [  ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                      For the transaction period from 		 to

                         Commission file number 1-316

                       INDEPENDENCE LEAD MINES COMPANY
             (Exact name of registrant as specified on its charter)

                    ARIZONA	                   					82-0131980
           (State or other jurisdiction	      				(IRS Employer
                 of incorporation)              Identification No.)

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

As of December 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $379,684.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 2000, there were 4,175,357 shares outstanding of the registrant's $1.00 par value common stock; authorized common shares of 5,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in the indicated parts of this Form 10-K: NONE

                     INDEPENDENCE LEAD MINES COMPANY
                         Form 10-K Annual Report
                  For the year ended December 31, 2000

TABLE OF CONTENTS

 PART I                                       										Page
Item 1.	Business	.	.	.	.	.	.	.	.	. . . . . . . . . . . . . . .  1
Item 2.	Properties	.	.	.	.	.	.	.	.	. . . . . . . . . . . . . .  2
Item 3.	Legal Proceedings	.	.	.	.	.	.	.	. . . . . . . . . . . . 2
Item 4.	Submission of Matters to a Vote of Security Holders	.	.	3

 PART II
Item 5.	Market for the Registrant's Common Stock and
      		Related Stockholder Matters	.	.	.	.	.	. . . . . . . . . 3
Item 6.	Selected Financial Data	.	.	.	.	.	.	. . . . . . . . . . 4
Item 7.	Management's Discussion and Analysis of Financial
		      Condition and Results of Operations 	.	.	.	. . . . . . .4
Item 8.	Financial Statements and Supplementary Data	.	.	. . . .	4
Item 9.	Disagreements on Accounting and Financial Disclosure	.		4
        Index to Financial Statements	.	.	.	.	. . . . . . . . .	5

 PART III
Item 10.	Directors and Executive Officers of the Registrant	.	. 10
Item 11.	Executive Compensation	.	.	.	.	.	.	 . . . . . . . . .  11
Item 12.	Security Ownership of Certain Beneficial
		       Owners and Management	.	.	.	.	.	.	. . . . . . . . . .  11
Item 13.	Certain Relationships and Related Transaction	.	.	.   	11

 PART IV
Item 14.	Exhibits, Financial Statement Schedules
		       And Reports on Form 8-K	.	.	.	.	.	.	. . . . . . . . .  12
		Exhibit Index	.	.	.	.	.	.	.	. . . . . . . . . . . . . . . . .	13
		Schedule of Property, Plant and Equipment	.	.	.	. . . . . . .	14
		Signature Page	.	.	.	.	.	.	.	 . . . . . . . . . . . . . . . . 15

[The balance of this page has been intentionally left blank]
                             (i)

                      INDEPENDENCE LEAD MINES COMPANY
                         Form 10-K Annual Report
                   For the year ended December 31, 2000
PART I

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

By a second agreement also dated February 8, 1968, (the "Lease Agreement"), Hecla leased the DIA Area for a period of fifty (50) years, subject to a 30-year extension, for the purpose of conducting mineral exploration and development of the DIA Area and mining such commercial ore as may be discovered in the DIA Area by Hecla. Since inception of the Lease Agreement, Hecla has performed exploration and development work on the DIA Project at a cost of $29,836,715 at year end December 31, 2000. Ore production for 2000 was 249,629 tons and averaged 17.84 ounces silver, 9.73 % lead and 1.43% zinc. Total Proven and Probable Ore Reserves as of January 1, 2001 were 953,820 tons assaying 18 ounces silver per ton, 9.7% lead and 1.3% zinc. Reserves in all categories were 6,178,450 tons averaging 9.6 ounces silver, 5.4% lead and 2.3% zinc. Gold Hunter veins in all categories contain 59,515,413 ounces silver, 33,508,728 units lead and 14,312,746 units zinc.

The Lease Agreement provides that all costs and expenses incurred in the exploration, development and operation of the DIA Area are to be paid by Hecla subject to the right of Hecla to be reimbursed for such costs and expenses, together with all advance royalties paid, out of any future net profits realized from the operation of the DIA Area. After recovery of Hecla's costs and expenses and amounts paid as advance royalties, and the establishment of a three-month working capital reserve, net profit royalties are to be paid to the Company and the other property owners as follows:

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

                             					1
Until Hecla commences to pay net profit royalties and during such period as the Lease Agreement is in effect, Hecla is obligated to pay an advance royalty to the Company of $750 per month subject to increase to $1,500 when production for the DIA Area exceeds 2,000 tons per month.

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

Since June 30, 1999 the Company has experienced substantial differences with the Lessee. To establish a greater understanding of the DIA Project, Independence commissioned Mine Systems Design, Inc. to conduct an overview of the Project. The resulting report brought exciting insight into the true potential of the mineralized zone of the property. With the report also came deep concerns regarding the mining operations. These concerns are being addressed at this time, the outcome of which cannot be predicted.

In 1999 the Company acquired 38,436 shares on the open market at an average price of $0.49 per share, and in 2000 the Company acquired 94,800 shares at an average price of $0.38 per share. These shares are carried as treasury stock by the Company.

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

Pursuant to existing law, the Company is required to perform the equivalent of $100 of work each year on each of its 14 unpatented claims included in the agreements mentioned in paragraph above, or to pay $100.00 per claim as a rental fee in order to maintain possessory title to such properties. These requirements are performed by Hecla Mining Company under the terms of the February 8, 1968 agreements described in Item 1 of this report.
                             						2

 Further information regarding the Properties of the Company is set forth in this report under "Item 1. Business" and is incorporated herein by reference.

Item 3. Legal Proceedings
	There are no legal proceedings pending.

Item 4. Submission of matter to a Vote of Security Holders
	There was no shareholder meeting held in 2000.

Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

(a) The market price ranges of the Company's common stock during each quarter of the years 2000 and
1999, respectively, were as follows:

          	                               2000	           1999

                                 High	     	Low	       	High	     	Low

1st Quarter	                     0.45	      0.45        0.95     	0.55
2nd Quarter	                     0.50      	0.40	       0.58	     0.48
3rd Quarter	                     0.40      	0.10       	0.50	     0.45
4th Quarter	                     0.10      	0.10       	0.50     	0.45

(b) Approximate Number of Equity Security Holders.

Title of Class	(1)				Number of Record Holders December 31, 1998

Common non-assessable				Approximately 2,300 (1) Capital stock, par value
$1.00 per share
---------------------------------------
(1) Included in the number of shareholders of record are shares held in
"nominee" or "street" name.

(c) No dividends were paid by the Registrant in 2000 or 1999, and the Company has no plans to pay a dividend in the foreseeable future.

[The balance of this page has been intentionally left blank.]
                                  				3

Item 6. 	Selected Financial Data

		Selected Income Statements Data:

Year ended December 31,

	                   2000	      1999     	1998      1997
Net Revenues	        -0-	    84,688	      3,592	    - 0 -

Net Income (Loss)	305,473 	(121,391)   	(29,023) 	(34,788)

Net Income (Loss)
Per share	           0.07	    (0.03)	     (0.01)	   (0.01)

Selected Balance Sheets Data:

	                       Year ended December 31,

	                          2000	     1999	      1998	     1997

Current Assets         	199,232   	60,086     	8,883      	396

Current Liabilities     	26,039  	105,065   	105,185   	79,160

Working Capital	        173,193  	(44,979)  	(96,302) 	(78,764)

Total Assets         	3,332,559 	3,296,413 	3,244,105	 3,235,618

Deferred Income        	337,250   	301,250   	283,250   	266,000

Long-Term Debt	           - 0 -	     - 0 -	     - 0 -	     - 0 -

Stockholders' Equity	 2,969,270	 2,890,098	  2,855,670 	2,890,458

Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations.

Liquidity. The liquidity of the Company increased over the past year, primarily due to proceeds from a legal settlement with H. F. Magnuson & Co., as reported in previous reports. The settlement was a one-time event, and it is anticipated that working capital will be provided in the future by advanced royalties and proceeds from the sale of timber on Company land.

Capital Resources. The Property of the Company is leased to Hecla Mining Company. Capital improvements are to be paid for by Hecla pursuant to the terms of the leases. The Company has no long-term debt.

Results of Operations. The Company is in the exploratory and development stage and has no operations. General and administrative costs in 2000 decreased substantially over 1999 due to a reduction in legal expenses associated with the settlement discussed above. The Company realized income of $358,085 from the legal settlement and received $8,792 in interest income. However, there was no revenue from operations. The Company reported net income of $305,473 after provision for income taxes.

Item 8.  Financial Statements and Supplementary Data.

	The Company's financial statements appear elsewhere in this report, beginning at page F/S-1, following page 5.

Item 9.  Disagreements on Accounting and Financial Disclosure.

	Not applicable.
                              4

INDEX TO FINANCIAL STATEMENTS
Filed as part of the Annual Report Form 10-K
December 31, 2000
                                                 											Page

FINANCIAL STATEMENTS:

	Balance Sheets, December 31, 2000 and 1999	.	.	.	. . . . .  F/S-2

	Statement of Operations and Deficit Accumulated
	During The Exploratory Stage for the Years Ended
	December 31, 2000, 1999 and 1998	.	.	.	.	.	. . . . . . . .  F/S-3

	Statement of Cash flows, for the years ended
	December 31, 2000, 1999 and 1998	.	.	.	.	.	. . . . . . . .  F/S-4

	Notes to Financial Statements	.	.	.	.	.	.	. . . . . . . . . F/S-5

	The Company's financial statements are unaudited in reliance upon
Section 210.3-11 of Regulations S-X adopted by the Securities and Exchange Commission.

[The balance of this page has been intentionally left blank.]
                                  F/S-1

                   INDEPENDENT LEAD MINES COMPANY
                   (An Exploration Stage Company)

                      BALANCE SHEET - UNAUDITED
                     December 31, 2000 and 1999

                             A S S E T S

CURRENT ASSETS                   1999                2000
	Cash                              5,298              196,726
	Royalties Receivable              1,500                1,500
 Investments                       2,908                1,006
                                  ------              -------
 	Total current assets             9,706              199,232
                                  ------              -------
PROPERTY AND EQUIPMENT, at cost
	Equipment                             -                    -
	Less accumulated depreciation         -                    -
                                  ------              -------
 	Mining property              3,048,407            2,945,407
                                --------            ---------
                               3,048,407            2,945,407
OTHER ASSETS
	Unrecovered exploration costs   187,920              187,920
                               ---------             --------
		Total Assets                 3,246,033            3,332,559
                               =========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES                1999                 2000
                                   ----                 ----
	Accounts payable	                28,711               12,389
	Advances payable                 86,100                    -
	Accrued Expenses                 20,381               13,650
	Loans from Shareholders          42,000                    -
                                 -------               ------
		Total current liabilities      177,192               26,039
                                 -------                -----
DEFERRED INCOME                  319,250              337,250

STOCKHOLDERS' EQUITY
 Common stock, $1.00 par value;
 authorized 5,000,000 shares;
 issued 4,371,993 shares at
 12/31/99 and 4,308,793 shares
 at 12/31/00; outstanding
 4,333,357 at 12/31/99 and
 4,175,357 shares at 12/31/00   4,371,993            4,308,793
 Treasury Stock                   (19,116)             (55,290)
	Additional Paid in
  Capital (deficit)              (121,873)            (108,293)
                                ---------             --------
                                4,231,004            4,145,210
  Less deficit accumulated
  during the	Exploratory stage (1,481,413)          (1,175,940)
                                ---------            ---------
Total Stockholder's equity      2,749,591            2,969,270
                                ---------           ----------
Total Liabilities &
 Stockholders' equity           3,246,033            3,332,559
                                =========            =========
The accompanying notes are an integral part of these
financial Statements.

                                     F/S-2

                       INDEPENDENT LEAD MINES COMPANY
                        (An Exploration Stage Company)

         STATEMENT OF OPERATIONS AND DEFICIT ACCUMULATED DURING THE
                         EXPLORATORY STAGE - UNAUDITED
              For the years ended December 31, 2000, 1999, 1998

                                        2000          1999         1998
                                        ------        ------       ------
Revenue                                 $366,877       $83,500      $2,091
Expenses
	Management and Directors fees             5,000        11,500           -
	Licenses and fees                           217           324       1,372
	Office expense                              716           250       2,661
	Office services                             600           500         497
	Shareholder Relations                     3,781         1,340       4,592
	Consulting                               17,772             0           0
	Transportation                            5,766             0           0
	Accounting                                  615         1,590       1,450
 Legal                                    10,438       182,826      14,233
                                          ------       -------      ------
         Total Expenses                   44,905       198,330      24,805
                                          ------       -------      ------
Loss from Operation                      (44,905)     (114,830)    (22,714)
Other Income and (expense)
 Disposition of Assets                    (1,902)            0           0
 Interest, net                             7,875        (6,561)     (6,309)
 Legal settlement                        358,085             0           0
                                         -------         -----       -----
         Total other Income              364,058        (6,561)     (6,309)

Net Income (Loss) before Income Taxes    319,153      (121,391)    (29,023)
 Provision for income taxes              (13,680)            0           0
                                         -------       -------      ------
         Net Income (Loss)               305,473      (121,391)    (29,023)
DEFICIT, accumulated during the
 exploratory stage, beginning	of
 period                               (1,481,413)   (1,360,022)  (1,330,999)

DEFICIT, accumulated during the
	Exploratory stage, end of period     (1,175,940)   (1,481,413)  (1,360,022)

GAIN (LOSS) PER SHARE                       0.07         (0.03)       (0.01)

Weighted average common
Shares outstanding                     4,225,757     4,351,675    4,347,150
[The balance of this page has been intentionally left blank.]
The accompanying notes are an integral part of these financial statements.

                                   F/S-3

                    INDEPENDENT LEAD MINES COMPANY
                     (An Exploration Stage Company)

                   STATEMENT OF CASH FLOWS - UNAUDITED
          For the years ended December 31, 2000, 1999, 1998

                   CASH FLOWS FROM OPERATING ACTIVITIES

                                             2000          1999        1998
                                            -----          ----        -----
Net income (loss)                           305,473       (121,391)    (29,023)
	Adjustment to reconcile net
	Loss to net cash provided by
	Operating activities
	   1.  Increase (decrease) in cash
	        Due to changes in assets
	        And liabilities
			Receivable                                     -              -      (1,500)
			Accounts payable                         (16,322)        22,378       2,428
			Deferred income                           18,000         18,000      18,000
			Accrued Expense                           (6,730)         7,749       7,452
   Advances Payable                         (86,100)             0           0
			Net cash used by                         -------        -------      ------
			Operating activities                     214,321        (73,264)     (2,643)
                                            -------        -------       -----
CASH FLOWS FROM FINANCING ACTIVITIES
	Proceeds from sale of common stock               0              0      75,000
 Proceeds from the sale of land             103,000              0           0
 Retirement of director's share             (48,000)             0           0
 Repurchase and retirement of common stock   (1,500)             0     (11,549)
 Repayment of shareholder loans             (42,000)             0           0
	Net borrowing on short-term advances             0         42,000     (10,000)
                                             ------          -----      ------
                                             11,500         42,000      53,451
CASH FLOW FROM INVESTING ACTIVITIES
	Purchase of Mining Claims                        -              -      (1,105)
	Purchase of Company's Capital
  Stock - Treasury                          (36,295)       (19,116)          0
	Purchase of Investments                      1,902         (2,908)     (2,908)
                                             ------         ------       -----
                                            (34,393)       (15,562)     (4,013)

Net increase (decrease) in cash             191,428        (50,380)     46,795
CASH, beginning of year                       5,298         55,678       8,883
CASH, end of year                           196,726          5,298      55,678

Disclosure of Accounting Policy -
   For the years ended Dec. 31, 2000, 1999, 1998, the company had no cash equivalents.

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
                                                2000         1999         1998
                                               -----          ---        -----
 	Interest paid                                  916              0          0
	Taxes paid - State of Idaho                      30             30         30

						                            F/S-4
                    INDEPENDENT LEAD MINES COMPANY
                     (An Exploration Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
                       December 31, 2000 and 1999

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

c. Earning per share have been computed using the weighted average of shares outstanding during the period.

Note 3 - 	Company property - The Company has 15 patented and 14 unpatented
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

Note 4 - 	In addition to cash costs in the amount of $23,302, the amount reflected in the balance sheet as the cost of mining claims reflects the par value assigned to 3,024,000 shares of stock issued for $3,034,000. The underlying cost basis of the mining claims is unknown and unobtainable.
Since it was an accepted accounting practice at the time of the transaction, all subsequent financial statements have used the par value of the shares issued as the cost basis of the mining claims. The Company has considered revaluation of the mining properties, but feels that to revalue them at an amount that has no basis would be misleading. The Company feels that the claims are of value, as Hecla Mining Company has continued with its lease since 1968 and is currently conducting mining operations on the property.
                         							F/S-5

Note 5 -	As shown in the financial statements, the Company incurred net income of $305,473 during the year ended December 31, 2000, and net losses of $121,391 and $29,023 during the years ending December 31, 1999 and 1998, respectively. On the two latter dates, the Company's current liabilities exceeded current assets by $167,486 and $44,979. These factors, plus the fact that the income of the year 2000 was a one-time benefit, indicate doubt as to the ability of the Company to continue business on a going concern basis.
The Company has no continuing source of cash other than monthly advance royalties of $1,500 received from Hecla Mining Company.

	The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 6 -	Statements of income, cash flows, and shareholders' equity since the inception of the Company, September 16, 1929, through December 31, 2000 have not been presented due to the unavailability of past records. Generally accepted Accounting principles require that such statements be presented when financial statements purport to present financial position and results of operations for a development stage company.

[The balance of this page has been intentionally left blank.]
                         						F/S-6

PART III

Item 10. Directors and Executive Officers of the Registrant.

Name of Executive
Officers and Directors                  Brief profile of
And Position Held               Age     Officers and Directors
-------------------       ---------     -------------------
Bernard C. Lannen               64      Semi Retired
President and Director                  Director of Lucky
                                        Friday Extension Mining Company

Wayne L. Schoonmaker            64      Certified Public Accountant
Secretary/Treasurer                     Secretary/Treasurer of Hanover Gold
                                        Company Inc. Treasurer of Metalline
                                        Mining Company.

Forrest G. Godde                84      President of Corporate Ranches in
Director                                California and Nevada,
                                        Director of Mineral Mountain Mining

Robert Bunde                    62      Semi retired farmer with investments in
Director                                The mining field.

Gordon Berkhaug                 66      Management of real estate investments
Director                                With experience in the mining field

The by-laws of the Company provide that the Directors serve until the next annual meeting of shareholders or until their respective successors have been duly elected and qualified. Officers serve at the discretion of the Board of Directors.

Item 11.  Executive Compensation

(a) The following table sets forth all remuneration paid by the Company during the fiscal year ended December 31, 2000, for services in all capacities to all directors and executive officers of the Company.

Name of Individual           Capacities in
Or Number in Group           Which served                    Compensation

Five persons in the group    All executive officers and        -0-
                              Directors as a group

No retirement benefit, bonus or other remuneration plans are in effect with respect to the Company's officers and directors. The Company has no standard or other arrangements for compensating directors.
                	      						F/S -7

 Item 12. Security Ownership of Certain Beneficial Owners and Management

To the knowledge of the Company, no person beneficially owned more than five percent (5%) of any class of the Registrant's voting securities as of January 31, 2000.

The following tabulation shows the beneficial ownership's of the Company's officers and directors in the securities of the Company as of March 1, 2001:


                                    Shares of                 Approximate
                                    Common Stock              Percentage of
Name                                Beneficially Owned        Class
---------------------               ------------------        ------------
Bernard C. Lannen                   191,182                   4.58
Wayne L. Schoonmaker                  4,000                    .10
Forrest G. Godde (1)                 95,000                   2.28
Robert Bunde                        159,500                   3.82
Gordon Berkhaug                      62,275                   1.49

All directors and executive officers of the Company as a group (5 persons in a group) own 511,957 shares or approximately 12.27 percent of the Company are outstanding voting securities.

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

2. Financial Statement Schedules

V - Statement of Property, Plant and Equipment, Page 14.

Other financial statement schedules are omitted because of conditions under which they are required, or because the required information is given in the financial statements or notes thereto.

(b)	The company filed its report on Form 8-K during the last quarter of
1992.

(c)	Exhibits - No additional exhibits are filed as a part of this report.
The Exhibit Index appears at Page 13 of this report.

                            						F/S - 8

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
   Day Mines, Inc., Abot Mining Company, Wall Street Mining Company, Hunter Creek Mining Company, Lucky Friday Extension Mining Company, Hecla
   Mining Company and the Bunker Hill Mining Company relating to extralateral and intralimital rights to mining claims, previously filed as Exhibit 10.7 to Form 10-K for 1983 and incorporated by reference herein

            [The balance of this page has been intentionally left blank.]

                                  F/S -9
                  INDEPENDENCE LEAD MINES COMPANY
                   (AN EXPLORATION STAGE COMPANY)

                    PROPERTY, PLANT AND EQUIPMENT
         For the years ended December 31, 2000, 1999, and 1998

                   Balance,                                            Balance
                   Beginning                                  Other    End of
                   Of year          Addition  Retirements     Changes  Year
December 31, 2000
Equipment                     0            -            -                  -0-
Mining Property	      2,945,407            -            -               2,945,407
Less deferred credits   319,250       18,000            -                 337,250
                       --------      ------          -----              --------
	Net                  2,626,157      (18,000)           -               2,608,157
	Total                2,626,157      (18,000)           -       NONE    2,608,157
                      =========       ======         =====       ===       ======
December 31,1999
Equipment                     0            -            -                  -0-
Mining Property       3,048,407            -            -               3,048,407
Less deferred credits   301,250       18,000            -                 319,250
                      ---------      -------         ----               ---------
	Net                  2,747,157      (18,000)           -               2,729,157
	Total                2,747,157      (18,000)           -        NONE   2,729,157
                      =========      =======           ===    ======    =========
December 31,1998
Equipment                     0            -            -                  -0-
Mining Property	      3,047,302        1,105            -               3,048,407
Less deferred credits   283,250       18,000            -                 301,250
                      ---------     --------         ----               ---------
	Net                  2,764,052      (16,895)           -               2,747,157
	Total                2,764,052      (16,895)           -       NONE    2,747,157
                      =========      =======          ====    ======       =======

                                      F/S - 10

       SIGNATURES

	Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be sign on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE LEAD MINES COMPANY

	By:	/s/ Bernard C. Lannen
		Bernard C. Lannen, its President and
		Chief Administrative Officer
		Dated: March 29, 2000

	By:	/s/ Wayne L. Schoonmaker
		Wayne L. Schoonmaker, its Principal
		Accounting Officer
		Dated: March 29, 2001

	Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated.


	By:	/s/ Bernard C. Lannen	                By:	/s/ Wayne L. Schoonmaker
		   Bernard C. Lannen                       		Wayne L. Schoonmaker
		   Director                                		Secretary and Treasurer
		   Dated: March 29, 2001		                   Dated: March 29, 2001

	By:	/s/ Forrest G. Godde	                 By:	/s/ Gordon Berkhaug
   		Forrest G. Godde		                        Gordon Berkhaug
		   Director		                                Director
		   Dated: March 29, 2001		                   Dated: March 29, 2001

	By:	/s/ Robert Bunde
   		Robert Bunde
		   Director
		   Dated: March 29, 2001
                                  F/S - 11