Form 10-Q
period 2001-03-31
INDEPENDENCE LEAD MINES CO
filed 2001-05-15
CIK 50073

                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                                ___________

                                FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 2001
                                OR
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

The number of outstanding shares of the registrant's common stock at April 1, 2001 was 4,175,357 shares.

INDEPENDENCE LEAD MINES COMPANY QUARTERLY REPORT
ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2001


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

The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 incorporated by reference herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2001.

Three months Ended March 31, 2001 Compared to three months Ended
March 31, 2000.

During the three months ended March 31, 2001 the Company realized no income other than interest income of $2,598. General and administrative expenses decreased to $2,895 for the three-month period ended March 31, 2001 as compared to $12,300 for the three-month period ended March 31, 2000. The decrease is principally attributed to reduced legal and shareholder expenses incurred in 2001. For the quarter ended March 31, 2001, the Company experienced a net loss of $1,237, compared to net income of $333,162, or $0.08 per share, during the comparable period in the previous year.

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

	PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

	There are no legal proceedings pending.


[The balance of this page has been intentionally left blank.]

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

[The balance of this page has been intentionally left blank.]
                             -3-

	INDEPENDENCE LEAD MINES COMPANY

	TABLE OF CONTENTS                            	Page

Balance Sheets as of March 31, 2001
  and December 31, 2000	 . . . . . . . . . . . . . .  F/S-2

Statements of Operations for the three Months
 Ended March 31, 2001 and 2000 . . . . . . . . . . .	F/S-3

Statements of Cash Flow for the three
 Months Ended March 31, 2001 and 2000 . . . . . . . 	F/S-4

Notes to Interim Financial Statements . . . . . . .	F/S-5

Signatures . . . . . . . . . . . . . . . . . . . . .	F/S-6


[The balance of this page has been intentionally left blank.]

                            F/S - 1

INDEPENDENCE LEAD MINES COMPANY
(An Exploratory Stage Company)
BALANCE SHEET - UNAUDITED

	ASSETS
						March 31, 2001		December 31, 2000
						--------------		-----------------
CURRENT ASSETS:
	Cash		                        $  184,758  	$  196,726
	Royalties Receivable	                 1,500	           1,500
	Investments	                             1,006             1,006

		Total current assets	         187,264	         199,232

PROPERTY AND EQUIPMENT, at cost:
	Equipment                                    0	               0
	Less accumulated depreciation	               0	               0
                                                   0	               0

	Mining property	                   2,945,407	       2,945,407
		Total property and equipment	 2,945,407	       2,945,407

OTHER ASSETS:
		Unrecovered exploration costs	   187,920	         187,920

			Total assets	      $3,320,591	     $ 3,332,559

	LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
	Accounts payable	                   $   6,418	       $  12,389
	Advances payable	                           0	               0
	Interest payable	                           0	               0
	Loans from Shareholders	                     0	               0
	Income taxes accrued	                 4,390	          13,650

			Total current liabilities   10,808	          26,039

DEFERRED INCOME:	                           341,750	         337,250

STOCKHOLDERS' EQUITY:

Common Stock, $1.00 par value, authorized
5,000,000 shares; issued 4,308,793 and
outstanding 4,175,357 shares at 12/31/00;
issued 4,308,793 and outstanding
4,175,357 shares at 03/31/01. 	        4,308,793	       4,308,793

	Treasury Stock	                      (55,290)	   (55,290)
	Additional Paid-In Capital (Deficit)   (108,293)	  (108,293)
				                    4,145,210	       4,145,210
	Less deficit accumulated during the
		exploration stage	             (1,177,177)	(1,175,940)

	Total Stockholders equity	        2,968,033	       2,969,270
		Total liabilities
          and stockholders' equity	       $3,320,591	      $3,332,559
--------------------------
The accompanying notes are an integral part of these financial statements

                           F/S - 2

INDEPENDENCE LEAD MINES COMPANY
(An Exploratory Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
DURING THE EXPLORATION STAGE - UNAUDITED

	                                          Three Months	Three Months
	                                          Ended	            Ended
	                                          March 31, 01 	March 31, 00

Revenue	                                       $     0	          $   0

Expenses
Consulting	                                           675	              0
Licenses and fees	                                       0	            378
Office expense	                                      38	            343
Office services	                                     150	            150
Shareholder Relations	                               835	          1,541
Interest	                                             0	            916
Transportation	                                       0	          2,735
Accounting	                                            87	            923
Legal	                                               1,110 	          5,314
	Total expenses	                             2,895 	         12,300

Loss from Operations	                           ($2,895)	       ($12,300)

Other Income and (expense)

Interest	                                         2,598           	877
Legal settlement	                                       0	        358,085
	Total  other income	                      $2,598         $358,962

NET INCOME (LOSS) before income taxes	           ($297)	       $346,662
Provision for income taxes	                        (940)	        (13,500)

NET INCOME (LOSS)	                                 ($1,237)	       $333,162

DEFICIT, accumulated during the
exploration stage, beginning of period	     ($1,175,940)     $(1,481,414)

DEFICIT, accumulated during the
exploration stage, end of period	           ($1,177,177)     ($1,148,252)

Income (Loss) per share	                               ---	         $0.078
Weighted average common
shares outstanding	                         4,175,357	      4,278,357
____________________

The accompanying notes are an integral part of these financial statements.

	                      F/ S - 3

INDEPENDENCE LEAD MINES COMPANY
(An Exploratory Stage Company)

STATEMENTS OF CASH FLOW - UNAUDITED

		                                     Three Months	  Three Months
		                                     Ended	        Ended
		                                     March 31, 2001	  March  31, 2000
Operating Activities:
	Net income (loss)	                            ($1,237)	   $ 333,162

Adjustments to reconcile net loss to net cash
	used in operating activities:	                      0	                 0

Changes in operating assets and liabilities:

	(Increase) decrease in accounts receivable	    0	                 0
	Increase (decrease) in accounts payable	     (5,971)	     (24,128)
	Increase (decrease) in advances payable	          0	           (86,100)
	Increase (decrease) in deferred income	      4,500	             4,500
	Increase (decrease) in interest payable	          0	           (20,381)
	Increase (decrease) in taxes payable	     (9,260)	      13,500

Net cash used in operating activities	          (11,968)	     220,553

Investing activities:

	Purchase of Company's capital stock	                0	          (23,143)

Net cash used in investing activities	                0	          (23,143)

Financing activities:

	Retirement of director's shares	                0	          (48,000)
	Repurchase and retirement of common stock	          0	           (1,500)
	Repayment of long-term debt	                      0 	    (42,000)

Net cash provided by financing activities	                0 	    (91,500)

Net increase (decrease) in cash	                (11,968)	    105,910

Cash and cash equivalent, beginning of period	    196,726 	      5,298

Cash and cash equivalent, end of period	        $ 184,758	        $ 111,208

Disclosure of accounting policy
	For the three months ended March 31,
      2001 and March 31, 2000, the Company
	had no cash equivalents.

Supplemental disclosure of cash flow information:

	Cash paid during the year for:
		Interest	                                $ 0	            $ 916
		Income taxes	                       10,200	               30

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

In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

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

During the three months ended March 31, 2000 the Company purchased 47,000 shares of the Company's common stock on the open market at an average price of $0.49 per share. These purchases bring the total treasury shares held by the Company to 85,436 shares. There were no stock purchases in the three months ended March 31, 2001.

[The balance of this page has been intentionally left blank.]

                         F/S - 5

SIGNATURES

	Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					INDEPENDENCE LEAD MINES COMPANY

						By:	/s/ Bernard C. Lannen
							--------------------------
							Bernard C. Lannen, its
							President
							Date: April 30, 2001

						By:	/s/ Wayne Schoonmaker
							-----------------------------
							Wayne Schoonmaker, its
							Principal Accounting Officer
							Date: April 30, 2001

                               F/S-6