Form 10-Q
period 2001-06-30
INDEPENDENCE LEAD MINES CO
filed 2001-08-14
CIK 50073

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           ___________

                           FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2001
                               OR
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

The number of outstanding shares of the registrant's common stock at August 1, 2001 was 4,175,357 shares.

           INDEPENDENCE LEAD MINES COMPANY QUARTERLY REPORT
                 ON FORM 10-Q FOR THE QUARTERLY PERIOD
                      ENDED JUNE 30, 2001

TABLE OF CONTENTS
                                                  	Page
PART I - FINANCIAL INFORMATION

	Item 1:	Financial Statements . . . . . . . . . . . 1

	Item 2:	Management's Discussion and Analysis
		of Financial Condition and
		Results of Operations	. . . . . . . . .  1

PART II - OTHER INFORMATION

	Item 1:	Legal Proceedings. . . . . . . . . . . .   2

	Item 2:	Changes in Securities	. . . . . . . . .  3

	Item 3:	Defaults upon Senior Securities . . . . .  3

	Item 4:	Submission of Matters to a Vote of
		Security Holders . . . . . . . . . . . . . 3

	Item 5:	Other Information. . . . . . . . . . . . . 3

	Item 6:	Exhibits and Reports on Form 8-K . . . . . 3

SIGNATURES
    [The balance of this page has been intentionally left blank.]

        PART I - FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS.

The unaudited financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1.

The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 incorporated by reference herein.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2001.

Six months Ended June 30, 2001 Compared to three months Ended June 30,
2000.

During the six months ended June 30, 2001 the Company realized no income other than interest income of $4,484. General and administrative expenses decreased to $14,525 for the six-month period ended June 30, 2001 as compared to $17,327 for the six-month period ended June 30, 2000. The decrease is principally attributed to reduced transportation and shareholder expenses incurred in 2001. For the quarter ended June 30, 2001, the Company experienced a net loss of $8,577, or $0.002 per share, compared to net loss of $2,631, or $0.001 per share, during the comparable period in the previous year.

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

Pursuant to the terms of the February 8, 1968, agreements, Hecla will be obligate to pay a royalty of 18.52 percent of defined net profits after Hecla has recouped its costs to explore and develop this property from the new discovery to Independence Lead Mines Company. In the quarter ended June 30, 2001 Hecla Mining Company announced that the Lucky Friday Mine will begin to reduce Production in the third quarter 2001. Based on the announced continued partial operation, the curtailment is not expected to affect the advance royalties currently being paid to the Company.

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

              	INDEPENDENCE LEAD MINES COMPANY
                	TABLE OF CONTENTS
                                                	Page
Balance Sheets as of June 30, 2001
  and December 31, 2000	. . . . . . . . . . . . . . . .  F/S-2

Statements of Operations for the three Months
  ended June 30, 2001 and 2000 and for the
  six Months ended June 30, 2001 and 2000 . . . . . . .  F/S-3

Statements of Cash Flow for the six
  Months Ended June 30, 2001 and 2000 . . . . . . . . .  F/S-4

Notes to Interim Financial Statements . . . . . . . . .  F/S-5

Signatures . . . . . . . . . . . . . . . . . . . . . . . F/S-6

 [The balance of this page has been intentionally left blank.]
                               F/S - 1

                 INDEPENDENCE LEAD MINES COMPANY
                  (AN EXPLORATORY STAGE COMPANY)
                    BALANCE SHEET - UNAUDITED

	                      ASSETS
		                  June 30, 2001	  December 31, 2000
			          --------	  ---------
CURRENT ASSETS:
  Cash	                            $174,049 	   $  196,726
  Royalties & Interest Receivable      2,700            1,500
  Investments                          1,006            1,006
                                       -----           ------
	Total current assets         177,755          199,232
				       -----           ------
PROPERTY AND EQUIPMENT, at cost:
  Equipment                                0                0
  Less accumulated depreciation            0                0
                                         ---              ---
                                           0                0
  Mining property                  2,945,407        2,945,407
                                   ---------        ---------
 Total property and equipment      2,945,407        2,945,407

OTHER ASSETS:
  Unrecovered exploration costs	     187,920          187,920
                                     -------          -------
	Total assets              $3,311,082      $ 3,332,559
				   =========       ==========
	LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable	           $   6,953        $  12,389
  Advances payable                         0                0
  Interest payable                         0                0
  Loans from Shareholders                  0                0
  Income taxes accrued (refund due)   (1,577)          13,650
                                       -----            -----
   Total current liabilities           5,376           26,039
                                       -----            -----
DEFERRED INCOME:                     346,250          337,250
                                       -----            -----
STOCKHOLDERS' EQUITY:
  Common Stock, $1.00 par value,
  Authorized 5,000,000 shares;
  issued 4,308,793 and outstanding
  4,175,357 shares at 12/31/00;issued
  4,308,793 and outstanding
  4,175,357 shares at 03/31/01.    4,308,793        4,308,793

  Treasury Stock                     (55,290)         (55,290)
  Additional Paid-In
    Capital(Deficit)                (108,293)        (108,293)
                                       -----            -----
                                   4,145,210        4,145,210
Less deficit accumulated during
  the exploration stage           (1,185,754)      (1,175,940)
                                       -----            -----
 Total Stockholders equity         2,959,456        2,969,270
                                       -----            -----
 Total liabilities and
   stockholders' equity	          $3,311,082       $3,332,559
                                      ------           ------
The accompanying notes are an integral part of these financial statements

                              F/S - 2

                              INDEPENDENCE LEAD MINES COMPANY
                               (AN EXPLORATORY STAGE COMPANY)
                       STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                           DURING THE EXPLORATION STAGE - UNAUDITED

                                Quarter       Six Months     Quarter        Six Months
                                Ended         Ended          Ended          Ended
                                June 30, 01   June 30, 01    June 30, 00    June 30, 00
                                ----------    -----------    -----------    -----------
REVENUE                                $ 0           $ 0             $ 0            $ 0
                                       ---           ---             ---            ---
EXPENSES
  Consulting                         6,709         7,384           2,474          2,474
  Licenses and fees                     48            48             439            817
  Office expense                         0            38               0            343
  Office services                      150           300             150            300
  Shareholder Relations                727         1,562             884          2,425
  Transportation                         0             0           1,501          4,236
  Accounting                             0            87               0            923
  Legal                              3,996         5,106             485          5,799
                                       ---           ---             ---            ---
   Total expenses                   11,630        14,525           5,933         17,317
                                      ----          ----            ----           ----
LOSS FROM OPERATIONS              ($11,630)     ($14,525)         (5,933)       (17,317)

OTHER INCOME AND (EXPENSE)

  Interest, net	                     1,886         4,484           2,102          2,063
  Legal settlement                       0             0               0        358,085
                                       ---           ---             ---          -----
    Total  other income             $1,886         4,484           2,102        360,148
                                     -----         -----           -----          -----
NET INCOME(LOSS)
 before income taxes                (9,744)      (10,041)         (3,831)       342,831
Provision for
 income taxes                       (1,167)         (227)         (1,200)       (12,300)
                                      ----          ----            ----           ----
NET INCOME (LOSS)                  ($8,577)      ($9,814)        ($2,631)      $330,531

DEFICIT, accumulated during
 the exploration stage,
 beginning of period            $1,177,177   ($1,175,940)    $(1,148,252)   ($1,481,414)
                                     -----         -----           -----          -----
DEFICIT, accumulated during
 The exploration stage,
 end of period	               ($1,185,754)  ($1,185,754)    ($1,150,883)   ($1,150,883)
                                     =====         =====           =====          =====
Income (Loss) per share            ($0.002)      ($0.003)        ($0.001)        $0.077

Weighted average common
shares outstanding               4,175,357     4,175,357       4,221,357      4,221,357
____________________
The accompanying notes are an integral part of these financial statements.

	                                 F/ S - 3


           INDEPENDENCE LEAD MINES COMPANY
            (AN EXPLORATORY STAGE COMPANY)
          STATEMENTS OF CASH FLOW - UNAUDITED

                                          Six Months      Six Months
                                          Ended           Ended
                                          June 30, 2001   June 30, 2000
                                          -------         -------
Operating Activities:
   Net income (loss)                          ($9,814)       $ 333,531

Adjustments to reconcile net loss
 to net cash used in operating
 activities:                                        0                0

Changes in operating assets
 and liabilities:
 (Increase) decrease in accounts receivable    (1,200)               0
  Increase (decrease) in accounts payable      (5,436)         (26,867)
  Increase (decrease) in advances payable           0          (86,100)
  Increase (decrease) in deferred income        9,000            9,000
  Increase (decrease) in interest payable           0          (20,381)
  Increase (decrease) in taxes payable        (15,227)          12,300
   ------                                       -----            -----
Net cash used in operating activities         (22,677)         218,483
-------	                                         ----             ----
Investing activities:

 Purchase of Company's capital stock                0          (29,239)
-----                                             ---             ----
Net cash used in investing activities               0          (29,239)
-------                                           ---            -----
Financing activities:

  Proceeds from the sale of Land                    0          103,000
  Retirement of director's shares                   0          (48,000)
  Repurchase and retirement of common stock         0           (1,500)
  Repayment of long-term debt                       0          (42,000)
-----                                             ---            -----
Net cash provided by financing activities           0          (11,500)
------                                            ---            -----
Net increase (decrease) in cash               (22,677)         200,744

Cash and cash equivalent,
   beginning of period                        196,726            5,298
-------                                        ------             ----
Cash and cash equivalent,
   end of period                            $ 174,049        $ 206,042
======                                           ====             ====
Disclosure of accounting policy for the six
  months ended June 30, 2001 and June 30,
  2000, the Company had no cash equivalents.

Supplemental disclosure of cash flow information:

  Cash paid during the year for:
    Interest                                      $ 0             $ 916
    Income taxes                               15,000                30

The accompanying notes are an integral part of these financial statements.

	                   F/S - 4

            INDEPENDENCE LEAD MINES COMPANY
       NOTES TO INTERIM FINANCIAL STATEMENTS - UNAUDITED

Financial information presented in the Company's quarterly reports follow the policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. In accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X, these quarterly reports do not include all of the information and footnotes.

In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

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

During the six months ended June30, 2000 the Company purchased 61,000 shares of the Company's common stock on the open market at an average price of $0.48 per share. These purchases bring the total treasury shares held by the Company to 99,436 shares at June 30, 2000. There were no stock purchases in the six months ended June 30, 2001.
      [The balance of this page has been intentionally left blank.]

                          F/S - 5

	SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          INDEPENDENCE LEAD MINES COMPANY

                                      By:  /s/ Bernard C. Lannen
                                           -------------
                                           Bernard C. Lannen, its
                                           President
                                           Date: August 06, 2001

                                      By:  /s/ Wayne Schoonmaker
                                           ---------------------
                                           Wayne Schoonmaker, its
                                           Principal Accounting Officer
                                           Date: August 06, 2001

                             F/S-6