Form 10-Q
period 2001-09-30
INDEPENDENCE LEAD MINES CO
filed 2001-11-14
CIK 50073

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           ___________

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2001
                               OR
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

The number of outstanding shares of the registrant's common stock at November 1, 2001 was 4,175,357 shares.

        INDEPENDENCE LEAD MINES COMPANY QUARTERLY REPORT
              ON FORM 10-Q FOR THE QUARTERLY PERIOD
                    ENDED SEPTEMBER 30, 2001

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

The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2001.

Nine months Ended September 30, 2001 Compared to nine months Ended September 30, 2000.

During the nine months ended September 30, 2001 the Company realized no income other than interest income of $5,854. General and administrative expenses increased to $30,721 for the nine-month period ended September 30, 2001 as compared to $27,824 for the nine-month period ended September 30, 2000. The increase is principally attributed to increased consulting and shareholder expenses incurred in 2001. For the quarter ended September 30, 2001, the Company experienced a net loss of $14,599, or $0.003 per share, compared to net loss of $5,798, or $0.001 per share, during the comparable period in the previous year.

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

Until Hecla commences to pay net profit royalties and during such period as the Lease Agreement is in effect, Hecla is obligated to pay an advance royalty to the Company of $750 per month subject to increase to $1,500 if production for the DIA Area exceeds 2,000 tons per month. The Company currently receives an advance royalty of $1,500 per month, which is recorded in the financial statements as deferred income.

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

Over the past 55 months ending September 30, 2001, Hecla (Lessee) has chosen to mine and mill 917,430 tons of ore from the leased property. During this period of time DIA Project costs increased by $14,125,000. Independence (Lessor) feels the exchange of 917,430 tons of ore for the $14,125,000 Project Debt is a colossal failure to act with prudence and a failure to protect the interest of the (Lessor). Independence has voiced it's concerns to the (Lessee). To remedy this wrong, Independence will comply with the guidelines set forth under the companies 1968 Lease Agreement under Article XVIII ARBITRATION.

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

EXHIBITS.                None.

REPORTS ON FORM 8-K.     No reports on Form 8-K were filed by the
               registrant during the period covered by this report.

     [The balance of this page has been intentionally left blank.]
                                  -3-
                INDEPENDENCE LEAD MINES COMPANY

                       TABLE OF CONTENTS

                                                             Page
Balance Sheets as of September 30, 2001
  and December 31, 2000                                     F/S-2

Statements of Operations for the three Months
  ended September 30, 2001 and 2000 and for the
  nine Months ended September 30, 2001 and 2000             F/S-3

Statements of Cash Flow for the nine
  Months Ended September 30, 2001 and 2000                  F/S-4

Notes to Interim Financial Statements                       F/S-5

Signatures                                                  F/S-6

 [The balance of this page has been intentionally left blank.]

                             F/S - 1

                     INDEPENDENCE LEAD MINES COMPANY
                     (AN EXPLORATORY STAGE COMPANY)
                        BALANCE SHEET - UNAUDITED

                             ASSETS
                                   September 30, 2001  December 31, 2000
                                   -------------       -------------
CURRENT ASSETS:
 Cash                             $   163,260     $  196,726
 Royalties & Interest Receivable        1,500          1,500
 Investments                            1,006          1,006
                                        -----          -----
   Total current assets               165,766        199,232
                                        -----          -----
PROPERTY AND EQUIPMENT, at cost:
 Equipment                                  0              0
 Less accumulated depreciation              0              0
                                         ----           ----
                                            0              0

 Mining property                    2,945,407      2,945,407
                                       ------         ------
   Total property and equipment     2,945,407      2,945,407

OTHER ASSETS:
   Unrecovered exploration costs      187,920        187,920
                                        -----          -----
     Total assets                  $3,299,093    $ 3,332,559
                                        =====          =====
              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                   $   5,050      $  12,389
 Advances payable                           0              0
 Interest payable                           0              0
 Loans from Shareholders                    0              0
 Income taxes accrued (refund due)    (2,314)         13,650
                                        -----          -----
     Total current liabilities          2,736         26,039
                                         ----           ----
DEFERRED INCOME:                      351,500        337,250
                                        -----          -----
STOCKHOLDERS' EQUITY:

 Common Stock, $1.00 par value,
   Authorized 5,000,000 shares;
   issued 4,308,793 and outstanding
   4,175,357 shares at 12/31/00; issued
   4,308,793 and outstanding
   4,175,357 shares at 09/30/01.    4,308,793      4,308,793

 Treasury Stock                      (55,290)       (55,290)
 Additional Paid-In
  Capital (Deficit)                 (108,293)      (108,293)
                                        -----          -----
                                    4,145,210      4,145,210
 Less deficit accumulated during the
   exploration stage              (1,200,353)    (1,175,940)

 Total Stockholders equity          2,944,857      2,969,270
                                        -----          -----
   Total liabilities and
    stockholders' equity           $3,299,093     $3,332,559
                                        =====          =====
The accompanying notes are an integral part of these financial statements

                                 F/S - 2

                     INDEPENDENCE LEAD MINES COMPANY
                     (AN EXPLORATORY STAGE COMPANY)

            STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                DURING THE EXPLORATION STAGE - UNAUDITED

                        Quarter      Nine Months  Quarter      Nine Months
                        Ended        Ended        Ended        Ended
                        Sept.30, 01  Sept.30, 01  Sept.30, 00  Sept.30, 00
                        ------       ------       ------       ------
REVENUE                      $   0     $     0       $    0      $    0
                               ---         ---          ---         ---
EXPENSES
Consulting                   3,150      10,534        6,300       8,775
Licenses and fees                0          48          300       1,116
Office expense                 985       1,023            0         343
Office services                150         450          150         450
Shareholder Relations        5,050       6,612          348       2,773
Transportation               1,493       1,493            0       4,236
Accounting                       0          87            0         923
Legal                        5,368      10,474        3,409       9,208
                               ---         ---          ---         ---
 Total expenses             16,196      30,721       10,507      27,824
                              ----        ----         ----        ----
LOSS FROM OPERATIONS      ($16,196)   ($30,721)     (10,507)    (27,824)

OTHER INCOME AND (EXPENSE)

Interest, net                1,370       5,854        2,909       4,972
Legal settlement                 0           0            0     358,085
                               ---        ---          ---         ---
 Total  other income        $1,370      $5,854        2,909     363,057
                              ----        ----         ----        ----
NET INCOME (LOSS)
 before income taxes      (14,826)    (24,867)      (7,598)     335,233
Provision for income taxes   (227)       (454)       1,800    (10,500)
                              ----        ----         ----        ----
NET INCOME (LOSS)        ($14,599)   ($24,413)     ($5,798)    $324,733

DEFICIT, accumulated during
 the exploration stage,
 beginning of period  $(1,185,754) ($1,175,940) $(1,150,883)($1,481,414)
                          -----       -----        -----       -----
DEFICIT, accumulated during
 the exploration stage,
 end of period        ($1,200,353) ($1,200,353)($1,156,681)($1,156,681)
                            =====      =====        =====       =====
Income (Loss) per share   ($0.003)   ($0.006)     ($0.001)      $0.077

Weighted average common
shares outstanding       4,175,357  4,175,357    4,193,357   4,238,357
____________________

The accompanying notes are an integral part of these financial statements.

                            F/ S - 3

                 INDEPENDENCE LEAD MINES COMPANY
                 (AN EXPLORATORY STAGE COMPANY)

               STATEMENTS OF CASH FLOW - UNAUDITED

                                           Nine Months         Nine Months
                                           Ended               Ended
                                           September 30, 2001  September 30, 2000
                                           -------------       -----------
Operating Activities:
 Net income (loss)                            ($24,413)         $ 324,733

Adjustments to reconcile net loss to net
  cash used in operating activities:                 0                 0

Changes in operating assets and liabilities:

 (Increase) decrease in accounts receivable          0                 0
 Increase (decrease) in accounts payable        (7,339)          (24,511)
 Increase (decrease) in advances payable             0           (86,100)
 Increase (decrease) in deferred income         14,250            13,500
 Increase (decrease) in interest payable             0           (20,381)
 Increase (decrease) in taxes payable          (15,964)           10,500
                                                  ----              ----
Net cash used in operating activities          (33,466)          217,741
                                                  ----              ----
Investing activities:

 Purchase of Company's capital stock                 0           (36,095)
                                                   ---             -----
Net cash used in investing activities                0           (36,095)
                                                   ---              ----
Financing activities:

 Proceeds from the sale of Land                      0           103,000
 Retirement of director's shares                     0           (48,000)
 Repurchase and retirement of common stock           0            (1,500)
 Repayment of long-term debt                         0           (42,000)
                                                   ---              ----
Net cash provided by financing activities            0           (11,500)
                                                   ---              ----
Net increase (decrease) in cash                (33,466)          193,146

Cash and cash equivalent,
 beginning of period                           196,726              5,298
                                                  ----               ----
Cash and cash equivalent, end of period      $ 163,260          $ 198,444
                                                  ====               ====
Disclosure of accounting policy
 For the nine months ended September 30, 2001
 and September 30, 2000, the Company
 had no cash equivalents.

Supplemental disclosure of cash flow information:

 Cash paid during the year for:
   Interest                                        $ 0              $ 916
   Income taxes                                 15,510                 30

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

In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

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

  During the nine months ended September30, 2000 the Company purchased 93,000 shares of the Company's common stock on the open market at an average price of $0.39 per share. These purchases brought the total treasury shares held by the Company to 131,436 shares at September 30, 2000. There were no stock purchases in the nine months ended September 30, 2001.

  [The balance of this page has been intentionally left blank.]

                             F/S - 5

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           INDEPENDENCE LEAD MINES COMPANY

                               By:   /s/ Bernard C. Lannen
                                     --------
                                     Bernard C. Lannen, its
                                     President
                                     Date: November 13, 2001

                               By:   /s/ Wayne Schoonmaker
                                     --------
                                     Wayne Schoonmaker, its
                                     Principal Accounting Officer
                                     Date: November 13, 2001
                              F/S-6