Form 10-K
period 2001-12-31
INDEPENDENCE LEAD MINES CO
filed 2002-03-26
CIK 50073

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2001
                             OR
   [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
       For the transaction period from 		 to

                 Commission file number 1-316

               INDEPENDENCE LEAD MINES COMPANY
                -----------------------------
      (Exact name of registrant as specified on its charter)

	ARIZONA						82-0131980
(State or other jurisdiction	(IRS Employer Identification No.)
		of incorporation)

                        P O BOX 717
                    WALLACE, IDAHO 83873
           (Address of principal executive offices)

                Registrant's telephone number,
             including area code: (208) 753-2525

Securities registered pursuant to Section 12 (b) of the Act:

Common Non-Assessable Stock,
Par Value $1.00 per Share		      	None
----------------------                   -------------
 Title of each class		       Name of each exchange
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

As of December 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $255,738.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 2001, there were 4,175,357 shares outstanding of the registrant's $1.00 par value common stock; authorized common shares of 5,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in the indicated parts of this Form 10-K: NONE


               INDEPENDENCE LEAD MINES COMPANY
                     FORM 10-K ANNUAL REPORT
             FOR THE YEAR ENDED DECEMBER 31, 2001
                       ----------------
TABLE OF CONTENTS

PART I
                                                      Page
Item 1.  Business . . . . . . . . . . . . . . . . . .   1
Item 2.  Properties . . . . . . . . . . . . . . . . .   2
Item 3.  Legal Proceedings . . . . . . . . . . . . .    2
Item 4.  Submission of Matters to a Vote of
         Security Holders . . . . . . . . . . . . . .   3

PART II

Item 5.  Market for the Registrant's Common Stock
         and Related Stockholder Matters . . . . . . .  3
Item 6.  Selected Financial Data . . . . . . . . . . .  4
Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations . . . . . . . . . . . . . . . . .   4
Item 8.  Financial Statements and Supplementary Data .  4
Item 9.  Disagreements on Accounting and Financial
         Disclosure . . . . . . . . . . . . . . . . .   4

PART III

Item 10. Directors and Executive Officers of the
         Registrant . . . . . . . . . . . . . . . . . . 5
Item 11. Executive Compensation . . . . . . . . . . . . 5
Item 12. Security Ownership of Certain Beneficial
         Owners and Management . . . . . . . . . . . .  6
Item 13. Certain Relationships and Related
         Transaction . . . . . . . . . . . . . . . . .  6

PART IV

Item 14. Exhibits, Financial Statement Schedules
         and Reports on Form 8-K . . . . . . . . . . .  6

Exhibit Index . . . . . . . . . . . . . . . . . . . . . 7

Schedule of Property, Plant and Equipment . . . . . . . 8

Index to Financial Statements . . . . . . . . . . . . . 9

Signature Page . . . . . . . . . . . . . . . . . .  F/S-6

[The balance of this page has been intentionally left blank]



                              (i)


                 INDEPENDENCE LEAD MINES COMPANY
                     FORM 10-K ANNUAL REPORT
                FOR THE YEAR ENDED DECEMBER 31, 2001

                              PART I
                              -------
Item 1. Business.
-------------------
Independence Lead Mines Company (the "Company") is a corporation organized under the laws of the State of Arizona on September 16, 1929. The Company is the owner of fifteen patented and seventeen unpatented mining claims. This claim group (the "property") is situated Northwest of Hecla Mining Company's Lucky Friday Mine in the Coeur d'Alene Mining District, Shoshone County Idaho. Adjacent is the community of Mullan and U.S. Interstate Highway 90.

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

  Day (now Hecla by merger)    47.70%
  Independence                 46.30%
  Abot (now Hecla by purchase)  6.00%

By a second agreement also dated February 8, 1968, (the "Lease Agreement"), Hecla leased the DIA Area for a period of fifty (50) years, subject to a 30-year extension, for the purpose of conducting mineral exploration and development of the DIA Area and mining such commercial ore as may be discovered in the DIA Area by Hecla. Since inception of the Lease Agreement, Hecla has performed exploration and development work on the DIA Project at a cost of $31,241,930 at yearend December 31, 2001. Ore production for 2001 was 185,781 tons and averaged 15.33 ounces silver, 8.48 % lead and 1.60% zinc. Total Proven and Probable Ore Reserves as of January 1, 2001 were 953,820 tons assaying 18 ounces silver per ton, 9.7% lead and 1.3% zinc. Reserves in all categories were 6,178,450 tons averaging 9.6 ounces silver, 5.4% lead and 2.3% zinc. Gold Hunter veins in all categories contain 59,515,413 ounces silver, 33,508,728 units lead and 14,312,746 units zinc.

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

  Day (now Hecla by Merger)   19.08%
  Independence                18.52%
  Abot now Hecla by purchase)  2.40%

Hecla, as the lessee, will retain the remaining sixty percent (60%) of any net profits realized. Under the terms of the Unitization Agreement, one-half of the first net profit/royalties received by the Company are to be paid over to Day (now Hecla) until Day recovers the sum of $450,000. The relationship of the parties to the Agreement may, under certain circumstances, be converted to a joint venture at the option of the property owners, where after the property owners would become participating, non-operating working interest owners who would share profits and expenses in connection with the DIA Area in the same ratio as exists pursuant to lease arrangement with Hecla described above.
                               Page 1

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

There are numerous Federal and State laws and regulation related to environmental protection, which have direct application to mining and milling activities. The more significant of these laws deal with mined land reclamation and wastewater discharge from mines and milling operations. The Company does not believe that these laws and regulations as presently enacted will have a direct material adverse effect on its operations.

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

  West Independence Acres      81.362
  East Independence Acres      91.808
                               ------
  Total Acres                 173.170

Since June 30, 1999 the Company has experienced substantial differences with the Lessee. To establish a greater understanding of the DIA Project, Independence commissioned Mine Systems Design, Inc. to conduct an overview of the Project. Under Hecla's management, as of December 31, 2001 more than 944 tons have been mined and milled while incurring more than $15,000,000 of additional DIA Project debt. We believe the record indicates the DIA Project was not viable to undertake with the mining method chosen and the existing economic conditions, and did not justify the startup of a large mining operation on the Lessor's property. Because we believe this action by Hecla's management resulted in the waste of the resource, the Company gave written notice to Hecla Mining Company on March 1, 2002 of termination of the February 8, 1968 Lease Agreement and called for arbitration under the terms of the Agreement.

In 1999 the Company acquired 38,436 shares on the open market at an average price of $0.49 per share, and in 2000 the Company acquired 94,800 shares at an average price of $0.38 per share. These shares are carried as treasury stock by the Company.

Item 2. Properties
-------------------
By an agreement dated February 8, 1968 among the Company and the owners of other adjacent or neighboring mining properties, the Company and the owners of the other properties entered into certain agreements, the general effect of which was to establish certain vertical boundaries between their respective properties and to waive certain existing or potential claims to extralateral rights to veins or ores found outside of the vertical boundaries of their respective properties. The Property of the Company is subject to this agreement.

Pursuant to existing law, the Company is required to pay $100 per claim as a rental fee in order to maintain possessory title to such properties. This requirement has been performed by Hecla Mining Company under the terms of the February 8, 1968 agreements described in Item 1 of this report.
Page 2


Further information regarding the Properties of the Company is set forth in this report under "Item 1. Business" and is incorporated herein by reference.

Item 3. Legal Proceedings
-------------------------
There are no legal proceedings pending. The Company has retained the Boise, Idaho law firm of Marcus, Merrick, Montgomery, Christian and Hardee in connection with the notice of termination of the 1968 Lease Agreement issued to Hecla Mining Company on March 1, 2002. It is anticipated that arbitration proceedings will begin in the first or second quarter of 2002.

Item 4. Submission of matter to a Vote of Security Holders
-------------------------------
There was no shareholder meeting held in 2001.

                           PART II
                           -------
Item 5. Market for the Registrant's Common Equity and Related
Stockholder Matters.
-------------------------------
(a)The market price ranges of the Company's common stock during each quarter of the years 2001 and 2000, respectively, were as follows:

                    2001                   2000
                    ----                   ----
                High     Low          High      Low
                ----     ---          ----      ---
1st Quarter      0.10     0.10         0.45      0.45
2nd Quarter      0.10     0.10         0.50      0.40
3rd Quarter      0.11     0.10         0.40      0.10
4th Quarter      0.11     0.07         0.10      0.10

(b)Approximate Number of Equity Security Holders.
--------------------------------
Title of Class	(1)        Number of Record Holders December 31, 2001
-----------------         ---------------------------------
Common non-assessable                Approximately 2,300 (1)
Capital stock, par value
$1.00 per share
-------------------------
(1)Included in the number of shareholders of record are shares held in "nominee" or "street" name.

(c) No dividends were paid by the Registrant in 2001 or 2000, and the Company has no plans to pay a dividend in the foreseeable future.
[The balance of this page has been intentionally left blank.]
                           Page 3

Item 6.  Selected Financial Data
--------------------------

Selected Income Statements Data:
                         Year ended December 31,
                              ------------
                          2001       2000       1999       1998
                          ----       ----       ----       ----
Net Revenues                -0-         -0-      84,688       3,592
Net Income (Loss)       (33,225)    305,473    	(121,391)    (29,023)
Net Income (Loss)
 Per share                (0.01)       0.07       (0.03)      (0.01)

Selected Balance Sheets Data:
                         Year ended December 31,
                              ------------
                          2001       2000       1999       1998
                          ----       ----       ----       ----
Current Assets            170,180    199,232      60,086      8,883
Current Liabilities        11,462     26,039     105,065    105,185
Working Capital           158,718    173,193     (44,979)   (96,302)
Total Assets            3,303,507  3,332,559   3,296,413  3,244,105
Deferred Income           356,000    337,250     301,250    283,250
Long-Term Debt                -0-        -0-         -0-        -0-
Stockholders' Equity    2,936,045  2,969,270   2,890,098  2,855,670

Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations.
--------------------------------
LIQUIDITY. The liquidity of the Company decreased over the past year, primarily due to normal expenses of operation with no offsetting revenue. Current assets of the Company consist primarily of cash, which decreased by $29,0523 from 2000.

CAPITAL RESOURCES. The Property of the Company is leased to Hecla
Mining Company. Capital improvements are to be paid for by Hecla pursuant to the terms of the leases. The Company has no long-term debt.

RESULTS OF OPERATIONS. The Company is in the exploratory and development stage and has no operations. General and administrative costs in 2001 decreased by $6,909 over 2000 due to reduced activity following the 2000 legal settlement with H.F. Magnuson & Co. The Company realized no revenue from operations and received $7,167 in interest income. The Company reported a net loss of $33,225 after provision for income taxes.

Item 8. Financial Statements and Supplementary Data.
--------------------------------
The Company's financial statements appear elsewhere in this report, beginning at page F/S-1, following page 9.

Item 9. Disagreements on Accounting and Financial Disclosure.
--------------------------------
        Not applicable.
                              Page 4

                             PART III
                             --------
Item 10. Directors and Executive Officers of the Registrant.
------------------------------
Name of Executive
Officers and Directors            Brief profile of
and Position Held          Age    Officers and Directors
----------------------     ---    ----------------------
Bernard C Lannen            65    Semi Retired Director of Lucky
President and Director            Friday Extension Mining Company

Wayne L Schoonmaker         64    Certified Public Accountant,
Secretary / Treasurer             Secretary/Treasurer of Hanover
                                  Gold Company Inc, Sterling Mining
                                  Company, and Metalline Mining Co

Forrest G Godde             85    President of Corporate Ranches
Director                          in California and Nevada, Director
                                  of Mineral Mountain Mining

Robert Bunde                63    Semi-retired farmer with investments
Director                          in the mining field

Gordon Berkhaug             67    Management of real estate investments
                                  with experience in the mining field

The by-laws of the Company provide that the Directors serve until the next annual meeting of shareholders or until their respective successors have been duly elected and qualified. Officers serve at the discretion of the Board of Directors.

Item 11.  Executive Compensation
------------------------
The directors and officers of this company are not considered employees. There was no remuneration paid to any of the directors and officers of this company during the fiscal year ended December 31, 2001, other than the payment of $765 to the Treasurer for accounting services.

No retirement benefit, bonus or other remuneration plans are in effect with respect to the Company's officers and directors.
The Company has no standard or other arrangements for compensating directors.
Page 5

Item 12. Security Ownership of Certain Beneficial Owners and
Management
-----------------------------
To the knowledge of the Company, no person beneficially owned more than five percent (5%) of any class of the Registrant's voting securities as of December 31, 2001.

The following tabulation shows the beneficial ownership's of the
Company's officers and directors in the securities of the Company as of March 1, 2002:
                         Shares of              Approximate
                         Common Stock           Percentage of
           Name          Beneficially Owned     Class
           ----          ------------------     ------------
Bernard C. Lannen        201,182                4.82
Wayne L. Schoonmaker       4,000                0.10
Forrest G. Godde          95,000 (F1)           2.28
Robert Bunde             159,500                3.82
Gordon Berkhaug           62,275                1.49

All directors and executive officers of the Company as a group (5 persons in a group) own 521,957 shares or approximately 12.50 percent of the Company are outstanding voting securities.

(FN1) Includes 45, 000 shares that represent Mr. Godde's 50% interest in the Godde 1980 Trust.

Item 13. Certain Relationships and Related Transaction
--------------------------------
         NONE.

                         PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K
---------------------------------
(a)1. Financial Statements
      See index to Financial Statements at page 9 of this report

   2. Financial Statement Schedules
      V - Statement of Property, Plant and Equipment, Page 8.

      Other financial statement schedules are omitted because of conditions under which they are required, or because the required information is given in the financial statements or notes thereto.

(b) The company filed its report on Form 8-K during the last quarter of 1992.

(c)	Exhibits
     No additional exhibits are filed as a part of this report.
     The Exhibit Index appears at Page 7 of this report.

Page 6


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



[The balance of this page has been intentionally left blank.]
                            Page 7


                   INDEPENDENCE LEAD MINES COMPANY
                    (AN EXPLORATION STAGE COMPANY)

                    PROPERTY, PLANT AND EQUIPMENT
       FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
              ---------------------------------------

                     Balance,                                     Balance
                     Beginning                           Other    End of
                     of Year     Addition   Retirements  Changes  Year
                     -------     --------   -----------  -------  -------
December 31, 2001
Equipment                      -          -         -                    -
                           -----      -----      ----                -----
Mining Property        3,945,407          -         -            2,945,407
Less deferred credits    337,250     18,750         -              356,000
                         -------     ------      ----              -------
   Net Total           2,608,157    (18,750)        -     NONE   2,589,407
                        ========     ======      ====     ====    ========
December 31, 2000
Equipment                      -          -         -                    -
                           -----      -----      ----                -----
Mining Property        2,945,407          -         -            2,945,407
Less deferred credits    319,250     18,000         -              337,250
                         -------     ------      ----              -------
   Net Total           2,626,157    (18,000)        -     NONE   2,608,157
                        ========     ======      ====     ====    ========
December 31, 1999
Equipment                      -          -         -                    -
                           -----      -----      ----                -----
Mining Property        3,048,407          -         -            3,048,407
Less deferred credits    301,250     18,000         -              319,250
                         -------     ------      ----              -------
   Net Total           2,747,157    (18,000)        -     NONE   2,729,157
                        ========     ======      ====     ====    ========

                          Page 8


               INDEX TO FINANCIAL STATEMENTS
          Filed as part of the Annual Report Form 10-K
                    December 31, 2001

FINANCIAL STATEMENTS:                                    Page

 Balance Sheets, December 31, 2001 and 2000 . . . . . .  F/S-1

 Statement of Operations and Deficit Accumulated
  During The Exploratory Stage for the Years Ended
  December 31, 2001, 2000 and 1999 . . . . . . . . . . . F/S-2

 Statement of Cash flows, for the years ended
  December 31, 2001, 2000 and 1999 . . . . . . . . . . . F/S-3

 Notes to Financial Statements . . . . . . . . . . . . . F/S-4

The Company's financial statements are unaudited in reliance upon Section 210.3-11 of Regulations S-X adopted by the Securities and Exchange Commission.

[The balance of this page has been intentionally left blank.]
                            Page 9


                INDEPENDENT LEAD MINES COMPANY
                 (AN EXPLORATION STAGE COMPANY)
                    BALANCE SHEET - UNAUDITED
                   DECEMBER 31, 2001 AND 2000
                      --------------------

                           ASSETS
                                         2001        2000
                                         ----        ----
CURRENT ASSETS
  Cash                                   167,674      196,726
  Royalties Receivable                     1,500        1,500
  Investments                              2,908        2,908
                                          ------       ------
    Total Current Assets                 170,180      199,232
                                         -------      -------
PROPERTY AND EQUIPMENT, at cost
  Equipment                                    -            -
  Less accumulated depreciation                -            -
                                           -----        -----
  Mining property                      2,945,407    2,945,407
                                         -------      -------
                                       2,945,407    2,945,407
                                       ---------    ---------
OTHER ASSETS
  Unrecovered exploration costs          187,920      187,920
                                          ------       ------
    Total Assets                       3,303,507    3,332,559
                                       =========    =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
                                         2001        2000
                                         ----        ----
CURRENT LIABILITIES
  Accounts payable                        10,926       12,389
  Accrued Expenses                           536       13,650
                                           -----        -----
    Total current liabilities             11,462       26,039
                                          ------       ------
DEFERRED INCOME                          356,000      337,250
                                         -------      -------
STOCKHOLDERS' EQUITY
  Common stock, $1.00 par value;
   authorized 5,000,000 shares;
   issued 4,308,793 shares at
   12/31/00 and at 12/31/01            4,308,793    4,308,793
  Treasury Stock                         (55,290)     (55,290)
  Additional Paid in Capital (deficit)  (108,293)    (108,293)
                                        --------     --------
                                       4,231,004    4,250,120
  Less deficit accumulated during
   the Exploration stage              (1,209,165)  (1,175,940)
                                        --------     --------
Total Stockholders' Equity             2,936,045    2,969,270
                                        ========     ========
Total Liabilities
 & Stockholders' Equity                3,303,507    3,332,559
                                        ========     ========
The accompanying notes are an integral part of these financial
Statements.

F/S-1

                 INDEPENDENT LEAD MINES COMPANY
                  (AN EXPLORATION STAGE COMPANY)
               STATEMENT OF OPERATIONS AND DEFICIT
             ACCUMULATED DURING THE EXPLORATORY STAGE
                           UNAUDITED
         FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999
          -----------------------------------------------

                                    2001        2000       1999
                                    ----        ----       ----
Revenue                             $  0     $366,877     $83,500
                                    ----       ------      ------
Expenses
  Management and Director fees         0        5,000      11,500
  Licenses and fees                  630          217         324
  Office expense                   1,419          716         250
  Office services                    600          600         500
  Shareholder Relations            5,592        3,781       1,340
  Consulting                      11,226       17,772           0
  Transportation                   1,962        5,766           0
  Accounting                         853          615       1,590
  Legal                           15,714       10,438     182,826
                                  ------       ------      ------
     Total Expenses               37,996       44,905     198,330
                                  ------       ------      ------
Loss from Operation              (37,996)     (44,905)   (114,830)
Other Income and (Expense)
  Disposition of Assets                0       (1,902)          0
  Interest, net                    7,167        7,875      (6,561)
  Legal settlement                     0      358,085           0
     Total Other Income            7,167      364,058      (6,561)

Net Income (Loss) before
 Income Taxes                    (30,829)     319,153    (121,391)
  Provision for income taxes      (2,396)     (13,680)          0
                                   -----        -----       -----
     Net Income (Loss)           (33,225)     305,473    (121,391)
DEFICIT, accumulated during the
  Exploration stage,
   beginning of period        (1,175,940)  (1,481,413)  (1,360,022)

DEFICIT, accumulated during the
  Exploration stage,
   end of period              (1,209,165)  (1,175,940)  (1,481,413)
                                --------     --------     --------
GAIN (LOSS) PER SHARE              (0.01)        0.07        (0.03)

Weighted average common
  Shares outstanding           4,175,357    4,225,757    4,351,675

The accompanying notes are an integral part of these financial statements.
[The balance of this page has been intentionally left blank.]

                           F/S-2





            INDEPENDENT LEAD MINES COMPANY
             (AN EXPLORATION STAGE COMPANY)
           STATEMENT OF CASH FLOWS - UNAUDITED
       FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999
             ------------------------------------

                                              2001     2000      1999
                                              ----     ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                             (33,225) 305,473 (121,391)
  Adjustment to reconcile net Loss to
    net cash provided by Operating Activities:
    Increase (decrease) in cash due to changes
     in assets and liabilities:
       Receivable                                     0        0        0
	Accounts payable                        (1,463) (16,322)  22,378
	Deferred income                         18,750   18,000   18,000
	Accrued Expense                        (13,114)  (6,730)   7,749
	Advances Payable                             0  (86,100)       0
                                                  ------   ------   -----
    Net cash used by Operating Activities          4,173  214,321 (73,264)
                                                  ------    -----   -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of land                       0  103,000       0
  Retirement of director's shares                      0  (48,000)      0
  Repurchase and retirement of common stock            0   (1,500)      0
  Repayment of shareholder loans                       0  (42,000)      0
  Net borrowing on short-term advances                 0        0  42,000
                                                    ----    -----   -----
                                                       0   11,500  42,000
                                                    ----    -----   -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Company's Capital Stock - Treasury       0  (36,295)(19,116)
  Purchase of Investments                              0    1,902  (2,908)
                                                    ----    -----   -----
	                                                     0
(34,393)(15,562)
                                                     ---   ------   -----
Net increase (decrease) in cash                  (29,052) 191,428 (50,380)
CASH, beginning of year                          196,726    5,298  55,678
CASH, end of year                                167,674  196,726   5,298
                                                   =====   ======    ====

Disclosure of Accounting Policy-
 For years ended Dec. 31, 2001, 2000, and
  1999, the company had no cash equivalents.
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

                                       2001       2000        1999
                                       ----       ----        ----
  Interest paid                           17         916          0
  Taxes paid - State of Idaho          5,310          30         30
               Federal                10,191           0          0

The accompanying notes are an integral part of these financial statements.

                               F/S-3


                INDEPENDENT LEAD MINES COMPANY
                (AN EXPLORATION STAGE COMPANY)

                NOTES TO FINANCIAL STATEMENTS
                  DECEMBER 31, 2001 AND 2000
                ------------------------------
Note 1 - Company business - The Company was incorporated under the laws of the State of Arizona on September 16, 1929.
         The Company is presently in the exploratory stage.

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

Note 3 - Company property - The Company has 15 patented and 17 unpatented claims situated in the Hunter Mining District, Shoshone County, Idaho. On February 8, 1968, the Company entered into an agreement with Day Mines, Inc., Abot Mining Company and Hecla Mining Company. Certain properties of the four companies were combined for purposes of exploration and development. These properties were referred to as the DIA Area. The DIA Area consists of 9 patented and 14 unpatented claims of Independence Lead Mines Company. Hecla Mining Company is the exploring and developing company. The DIA agreement allows Hecla Mining Company to recover all of its exploration and development cost, advance royalties paid, and to build a three months' reserve for working capital prior to splitting profits. Independence is to receive 18.52% of the profits, and under the terms of the DIA agreement the Company has been receiving an advance of $1,500 for each month 2,000 tons of ore is mined. In March 2002 the Company notified Hecla Mining Company that it considers the DIA lease terminated and as a result will no longer accept advance royalty payments.

Note 4 - In addition to cash costs in the amount of $23,302, the amount reflected in the balance sheet as the cost of mining claims reflects the par value assigned to 3,024,000 shares of stock issued for $3,034,000. The underlying cost basis of the mining claims is unknown and unobtainable. Since it was an accepted accounting practice at the time of the transaction, all subsequent financial statements have used the par value of the shares issued as the cost basis of the mining claims. The Company has considered revaluation of the mining properties, but feels that to revalue them at an amount that has no basis would be misleading. The Company feels that the claims are of value, as Hecla Mining Company has continued with its lease since 1968 and is currently conducting mining operations on the property.
                                 F/S-4

Note 5 -As shown in the financial statements, the Company incurred net loss of $33,225 during the year ended December 31, 2001, a net income of $305,473 during the year ended December 31, 2000, and a net loss of $121,391 during the year ending December 31, 1999. The income for the year 2000 was a one-time benefit and the Company has no continuing source of cash. These factors indicate doubt as to the ability of the Company to continue business on a going concern basis.

        The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 6 -Statements of income, cash flows, and shareholders' equity since the inception of the Company, September 16, 1929, through December 31, 2001 have not been presented due to the unavailability of past records. Generally accepted Accounting principles require that such statements be presented when financial statements purport to present financial position and results of operations for an exploration stage company.

[The balance of this page has been intentionally left blank.]
                                 F/S-5


SIGNATURES

    Pursuant to the requirement of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be sign on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE LEAD MINES COMPANY

                      By: /s/ Bernard C. Lannen
                          -----------------------
                          Bernard C. Lannen, its President and
                          Chief Administrative Officer
                          Dated: March 22, 2002

                      By: /s/ Wayne L. Schoonmaker
                          ------------------------
                          Wayne L. Schoonmaker, its Principal
                          Accounting Officer
                          Dated: March 22, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated.

By: /s/ Bernard C. Lannen        By: /s/ Wayne L. Schoonmaker
    ---------------------            ------------------------
    Bernard C. Lannen                Wayne L. Schoonmaker
    Director                         Secretary and Treasurer
    Dated: March 25, 2002            Dated: March 25, 2002

By: /s/ Forrest G. Godde         By: /s/ Gordon Berkhaug
    ---------------------            ------------------------
    Forrest G. Godde                 Gordon Berkhaug
    Director                         Director
    Dated: March 25, 2002            Dated: March 25, 2002

By: /s/ Robert Bunde
    ---------------------
    Robert Bunde
    Director
    Dated: March 25, 2002
                             F/S - 6