Form 10-Q
period 2002-06-30
INDEPENDENCE LEAD MINES CO
filed 2002-08-01
CIK 50073

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549
                     ___________

                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2002
                         OR
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

The number of outstanding shares of the registrant's common stock at August 1, 2002 was 4,175,357 shares.

        INDEPENDENCE LEAD MINES COMPANY QUARTERLY REPORT
              ON FORM 10-Q FOR THE QUARTERLY PERIOD
                       ENDED JUNE 30, 2002


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

The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.


For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2002.

Six months Ended June 30, 2002 Compared to six months Ended June
30, 2001.

During the six months ended June 30, 2002 the Company realized no income other than interest income of $1,260. General and administrative expenses decreased to $11,166 for the six-month period ended June 30, 2002 as compared to $14,525 for the six-month period ended June 30, 2001. This decrease is principally attributed to reduced consulting and legal expenses incurred in 2002. For the quarter ended June 30, 2002, the Company experienced a net loss of $5,381, or $0.001 per share, compared to a net loss of $8,577, during the comparable period in the previous year.

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

Until Hecla commences to pay net profit royalties and during such period as the Lease Agreement is in effect, Hecla is obligated to pay an advance royalty to the Company of $750 per month subject to increase to $1,500 if production for the DIA Area exceeds 2,000 tons per month. Until March, 2002 the Company received an advance royalty of $1,500 per month, which was recorded in the financial statements as deferred income. Because of problems with Hecla Mining Company over the management of the DIA area (see below), the Company in early March 2002 notified Hecla that it considers the DIA lease terminated and as a result will no longer accept advance royalty payments.

Since June 30, 1999 the Company has experienced substantial differences with the Lesee. To establish a greater understanding of the DIA Project, Independence commissioned Mine Systems Design, Inc to conduct an overview of the Project. Under Hecla's management, as of December 31, 2001 more than 944 tons have been mined and milled while incurring more than $15,000,000 of additional DIA Project debt. We believe the record indicates the DIA Project was not viable to undertake the mining method chosen and the existing economic conditions, and did not justify the startup of a large mining operation on the Lessor's property. Because we believe this action by Hecla's management resulted in the waste of the resource, the Company gave written notice to Hecla Mining Company on March 1, 2002 of termination of the February 8, 1968 Lease Agreement and called for arbitration under the terms of the Agreement. Subsequently, both parties agreed to waive the arbitration provisions of the Lease Agreement and go to trial (see "Item 1. Legal Proceedings." below). In search for justice the Company has already invested a great deal of time and expense in an overview of the DIA Project. This will help expedite the process of preparing for trial. Management is very confident, but neither the timing nor outcome of the Company's Complaint for Declaratory Judgment, Injunctive Relief and Damages can be known at this time.

The current officers and directors of the Company serve without compensation and are not considered by the Company to be employees.

	PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company has retained the Boise law firm of Mareus, Merrick, Christian and Hardez, and in early March 2002, the Company gave notice of termination of the 1968 Lease Agreement covering the DIA Project, which is Hecla's principle operation at it's Lucky Friday mine near Mullan, Idaho. Both parties agreed to waive arbitration and go to trial without a jury. In late June 2002 the Company's attorneys filed a complaint in the District Court of the First Judicial District of the State of Idaho, in and for the County of Kootenai.

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

              INDEPENDENCE LEAD MINES COMPANY
                     TABLE OF CONTENTS

                                                        PAGE
Balance Sheets as of June 30, 2002
  and December 31, 2001 . . . . . . . . . . . . . . . . . F/S-2

Statements of Operations for the
  three Months Ended June 30, 2002 and 2001
  and for the six months Ended June 30, 2002
  and 2001 . . . . . . . . . . . . . . . . . . . . . . .  F/S-3

Statements of Cash Flow for the six
  Months Ended June 30, 2002 and 2001 . . . . . . . . . . F/S-4

Notes to Interim Financial Statements . . . . . . . . . . F/S-5

Signatures . . . . . . . . . . . . . . . . . . . . . . .  F/S-6

	[The balance of this page has been intentionally left blank.]
                         F/S - 1

              INDEPENDENCE LEAD MINES COMPANY
               (AN EXPLORATORY STAGE COMPANY)
                  BALANCE SHEET - UNAUDITED

                           ASSETS
                                 JUNE 30, 2002   DECEMBER 31, 2001
                                 ----------       ------------
CURRENT ASSETS:
  Cash                               $ 162,234        $ 167,674
  Royalties Receivable                       0            1,500
  Investments                            1,006            1,006
                                         -----            -----
  Total current assets                 163,240          170,180
                                        ------           ------
PROPERTY AND EQUIPMENT, at cost:
  Equipment                                  0                0
  Less accumulated depreciation              0                0
                                           ---              ---
                                             0                0
  Mining property                    2,945,407        2,945,407
                                        ------           ------
  Total property and equipment       2,945,407        2,945,407

OTHER ASSETS:
  Unrecovered exploration costs        187,920          187,920
                                         -----            -----
  Total assets                      $3,296,567      $ 3,303,507
                                       =======          =======

	LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                    $ 11,426         $ 10,926
  Income taxes accrued                  (1,835)             536
                                         -----            -----
  Total current liabilities              9,591           11,462
                                         -----            -----
DEFERRED INCOME:                       359,000          356,000
                                        ------           ------
STOCKHOLDERS' EQUITY:

  Common Stock, $1.00 par value,
   authorized 5,000,000 shares;
   issued 4,308,793 and outstanding
   4,175,357 shares at 12/31/01;
   issued 4,308,793 and outstanding
   4,175,357 shares at 06/30/02.     4,308,793        4,308,793

  Treasury Stock Additional            (55,290)         (55,290)
  Paid-In Capital(Deficit)            (108,293)        (108,293)
                                        ------           ------
                                     4,145,210        4,145,210
  Less deficit accumulated during
   the exploration stage            (1,217,234)      (1,209,165)
                                       -------          -------
  Total Stockholders equity          2,927,976        2,936,045
                                      --------          --------
  Total liabilities and
   stockholders' equity             $3,296,567        $3,303,507
                                       =======           =======
The accompanying notes are an integral part of these financial statements.

                      F/S - 2


           INDEPENDENCE LEAD MINES COMPANY
            (AN EXPLORATORY STAGE COMPANY)

    STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
       DURING THE EXPLORATION STAGE - UNAUDITED

                                       QUARTER      SIX MONTHS    QUARTER      SIX MONTHS
                                       ENDED        ENDED         ENDED        ENDED
                                       JUNE 30, 02  JUNE 30, 02   JUNE 30, 01  JUNE 30, 01
                                       -----------  -----------   -----------  -----------
REVENUE                                $      0      $     0       $      0      $     0

EXPENSES
Consulting                                2,406        5,163          6,709        7,384
Licenses and fees                            48           48             48           48
Office expense                              519          519              0           38
Office services                             150          300            150          300
Shareholder and Public Relations            270          770            727        1,562
Transportation and Travel                 1,648        1,648              0            0
Accounting                                    0            0              0           87
Legal                                     2,463        2,718          3,996        5,106
                                          -----        -----          -----        -----
  Total expenses                          7,504       11,166         11,630       14,525
                                          -----       ------         ------       ------
LOSS FROM OPERATIONS                    ($7,504)    ($11,166)       (11,630)     (14,525)

OTHER INCOME AND (EXPENSE)

Interest, net                               618        1,260          1,886        4,484
                                            ---        -----          -----        -----
  Total other income                       $618       $1,260         $1,886       $4,484
                                            ---        -----          -----        -----
NET INCOME(LOSS)
  BEFORE INCOME TAXES                    (6,886)      (9,906)        (9,744)     (10,041)
Provision for income taxes               (1,505)      (1,837)        (1,167)        (227)
                                          -----        -----          -----        -----
NET INCOME (LOSS)                       ($5,381)     ($8,069)       ($8,577)     ($9,814)

DEFICIT, accumulated during the
 exploration stage,
 beginning of period                ($1,211,853) ($1,209,165)   ($1,177,177) ($1,175,940)

DEFICIT, accumulated during the
 exploration stage,
 end of period                      ($1,217,234) ($1,217,234)   ($1,185,754) ($1,185,754)
                                     ==========   ==========     ==========   ==========
Income(Loss)per share                  ($0.001)     ($0.002)       ($0.002)     ($0.003)

Weighted average common
 shares outstanding                   4,175,357    4,175,357      4,175,357    4,175,357
-----------------------
The accompanying notes are an integral part of these financial statements.

                       F/ S - 3


           INDEPENDENCE LEAD MINES COMPANY
            (AN EXPLORATORY STAGE COMPANY)
           STATEMENTS OF CASH FLOW - UNAUDITED

                                            SIX MONTHS      SIX MONTHS
                                            ENDED           ENDED
                                            JUNE 30, 2002   JUNE 30, 2001
                                            ----------      ----------
Operating Activities:
  Net income (loss)                              ($8,069)       ($9,814)

Adjustments to reconcile net loss to net cash
  used in operating activities:                        0              0

Changes in operating assets and liabilities:

  (Increase) decrease in accounts receivable       1,500         (1,200)
  Increase (decrease) in accounts payable            500         (5,436)
  Increase (decrease) in advances payable              0              0
  Increase (decrease) in deferred income           3,000          9,000
  Increase (decrease) in interest payable              0              0
  Increase (decrease) in taxes payable            (2,371)       (15,227)
                                                   -----          -----
Net cash used in operating activities             (5,440)       (22,677)
                                                    ----           ----
Investing activities:

  Purchase of Company's capital stock                  0             0
                                                     ---           ---
Net cash used in investing activities                  0             0
                                                     ---           ---
Financing activities:

  Proceeds from the sale of Land                       0             0
  Retirement of director's shares                      0             0
  Repurchase and retirement of common stock            0             0
  Repayment of long-term debt                          0             0
                                                     ---           ---
Net cash provided by financing activities              0             0
                                                     ---           ---
Net increase (decrease) in cash                   (5,440)      (22,677)

Cash and cash equivalent, beginning of period    167,674       196,726
                                                   -----         -----
Cash and cash equivalent, end of period         $162,234      $174,049
                                                  ======        ======
Disclosure of accounting policy
  For the six months ended June 30, 2002 and June 30, 2001, the Company had no cash equivalents.

Supplemental disclosure of cash flow information:

  Cash paid during the year for:
    Interest                                        $ 0            $ 0
    Income taxes                                    536         10,200

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

In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

1.	Nature of business:

	Independence Lead Mines Company ("the Company") is a corporation organized under the laws of the State of Arizona on September 16,1929. The Company is the owner of fifteen patented and fourteen unpatented mining claims. This claim group (the "property") is situated Northwest of Hecla Mining Company's Lucky Friday Mine in the Coeur d'Alene Mining District, Shoshone County Idaho. The Company's property is part of the "DIA Area" which is currently being developed and mined by Hecla Mining Company. The Company has been in the development stage since its inception. The Company's only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500. In March 2002, the Company notified Hecla Mining Company that it considers the DIA Lease terminated and as a result will no longer accept advance royalty payments. The Company has incurred operating losses since inception; these factors indicate doubt as to the ability of the company to continue business as a going concern basis. The financial statements do not contain any adjustments, which might be necessary if the Company is unable to continue as a going concern.

2.	Common stock:

In September 1997 the capitalization of the Company was increased from 4,000,000 shares to 5,000,000 shares.

During the three months ended March 31, 2000 the Company purchased 47,000 shares of the Company's common stock on the open market at an average price of $0.49 per share. These purchases bring the total treasury shares held by the Company to 85,436 shares. There were no stock purchases in the six months ended June 30, 2002 and 2001.

[The balance of this page has been intentionally left blank.]

                         F/S - 5

                        SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               INDEPENDENCE LEAD MINES COMPANY

                 By:  /s/ Bernard C. Lannen
                      ------------
                      Bernard C. Lannen, its
                      President
                      Date: August 01, 2002

                 By:  /s/ Wayne Schoonmaker
                      ------------
                      Wayne Schoonmaker, its
                      Principal Accounting Officer
                      Date: August 01, 2002

                      F/S-6