Form 10-Q
period 2002-09-30
INDEPENDENCE LEAD MINES CO
filed 2002-11-14
CIK 50073

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549
                     ___________

                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2002
                         OR
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

The number of outstanding shares of the registrant's common stock at November 1, 2002 was 4,175,357 shares.

        INDEPENDENCE LEAD MINES COMPANY QUARTERLY REPORT
              ON FORM 10-Q FOR THE QUARTERLY PERIOD
                       ENDED SEPTEMBER 30, 2002


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

The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending
December 31, 2002.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2002.

Nine months Ended September 30, 2002 Compared to nine months
Ended September 30, 2001.

During the nine months ended September 30, 2002 the Company realized no income other than interest income of $1,808. General and administrative expenses decreased to $21,109 for the nine-month period ended September 30, 2002 as compared to $30,721 for the nine-month period ended September 30, 2001. This decrease is principally attributed to reduced consulting, legal, and shareholder expenses incurred in 2002. For the quarter ended September 30, 2002, the Company experienced a net loss of $9,957, or $0.002 per share, compared to a net loss of $14,599, during the comparable period in the previous year.

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

Until Hecla commences to pay net profit royalties and during such period as the Lease Agreement is in effect, Hecla is obligated to pay an advance royalty to the Company of $750 per month subject to increase to $1,500 if production for the DIA Area exceeds 2,000 tons per month. Because of problems with Hecla Mining Company over the management of the DIA area (see below), the Company in early March 2002 notified Hecla that it considers the DIA lease terminated and until this dispute is settled, the Company continues to receive advance royalty payments.

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

EXHIBITS.  The following exhibit is filed as part of this report:
NONE

REPORTS ON FORM 8-K.
No reports on Form 8-K were filed by the registrant during the period covered by this report.

[The balance of this page has been intentionally left blank.]

              INDEPENDENCE LEAD MINES COMPANY
                     TABLE OF CONTENTS

                                                        PAGE
Balance Sheets as of September 30, 2002
  and December 31, 2001 . . . . . . . . . . . . . . . . . F/S-2

Statements of Operations for the
  three Months Ended September 30, 2002 and 2001
  and for the nine months Ended September 30,
  2002 and 2001  . . . . . . . . . . . . . . . . . . . .  F/S-3

Statements of Cash Flow for the nine
  Months Ended September 30, 2002 and 2001 . . . . . . .  F/S-4

Notes to Interim Financial Statements . . . . . . . . . . F/S-5

Signatures . . . . . . . . . . . . . . . . . . . . . . .  F/S-6

	[The balance of this page has been intentionally left blank.]
                         F/S - 1

              INDEPENDENCE LEAD MINES COMPANY
               (AN EXPLORATORY STAGE COMPANY)
                  BALANCE SHEET - UNAUDITED

                           ASSETS
                             September 30, 2002   DECEMBER 31, 2001
                             -----------------    ------------
CURRENT ASSETS:
  Cash                               $ 159,750        $ 167,674
  Royalties Receivable                       0            1,500
  Investments                            1,006            1,006
  Prepaid Expenses                       5,000                0
                                         -----            -----
  Total current assets                 167,256          170,180
                                        ------           ------
PROPERTY AND EQUIPMENT, at cost:
  Equipment                                  0                0
  Less accumulated depreciation              0                0
                                           ---              ---
                                             0                0
  Mining property                    2,945,407        2,945,407
                                        ------           ------
  Total property and equipment       2,945,407        2,945,407

OTHER ASSETS:
  Unrecovered exploration costs        187,920          187,920
                                         -----            -----
  Total assets                      $3,300,583      $ 3,303,507
                                       =======          =======

	LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                    $ 14,337         $ 10,926
  Income taxes accrued                  (1,275)             536
                                         -----            -----
  Total current liabilities             13,062           11,462
                                         -----            -----
DEFERRED INCOME:                       369,500          356,000
                                        ------           ------
STOCKHOLDERS' EQUITY:

  Common Stock, $1.00 par value,
   authorized 5,000,000 shares;
   issued 4,308,793 and outstanding
   4,175,357 shares at 12/31/01;
   issued 4,308,793 and outstanding
   4,175,357 shares at 09/30/02.     4,308,793        4,308,793

  Treasury Stock Additional            (55,290)         (55,290)
  Paid-In Capital(Deficit)            (108,293)        (108,293)
                                        ------           ------
                                     4,145,210        4,145,210
  Less deficit accumulated during
   the exploration stage            (1,227,189)      (1,209,165)
                                       -------          -------
  Total Stockholders equity          2,918,021        2,936,045
                                      --------          --------
  Total liabilities and
   stockholders' equity             $3,300,583        $3,303,507
                                       =======           =======
The accompanying notes are an integral part of these financial statements.

                      F/S - 2


           INDEPENDENCE LEAD MINES COMPANY
            (AN EXPLORATORY STAGE COMPANY)

    STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
       DURING THE EXPLORATION STAGE - UNAUDITED

                                       QUARTER      SIX MONTHS    QUARTER      SIX MONTHS
                                       ENDED        ENDED         ENDED        ENDED
                                       SEPT.30, 02  SEPT.30, 02   SEPT.30, 01  SEPT.30, 01
                                       -----------  -----------   -----------  -----------
REVENUE                                $      0      $     0       $      0      $     0
                                          -----        -----          -----        -----
EXPENSES
Consulting                                3,825        5,163          3,150       10,534
Licenses and fees                             0           48              0           48
Office expense                               81          600            985        1,023
Office services                             150          450            150          450
Shareholder and Public Relations            425        1,195          5,050        6,612
Transportation and Travel                     0        1,648          1,493        1,493
Accounting                                    0            0              0           87
Legal                                     5,462        8,180          5,368       10,474
                                          -----        -----          -----        -----
  Total expenses                          9,943       21,109         16,196       30,721
                                          -----       ------         ------       ------
LOSS FROM OPERATIONS                    ($9,943)    ($21,109)       (16,196)     (30,721)

OTHER INCOME AND (EXPENSE)

Interest, net                               548        1,808          1,370        5,854
                                            ---        -----          -----        -----
  Total other income                       $548       $1,808         $1,370       $5,854
                                            ---        -----          -----        -----
NET INCOME(LOSS)
  BEFORE INCOME TAXES                    (9,395)     (19,301)       (14,826)     (24,867)
Provision for income taxes                  562       (1,275)          (227)        (454)
                                          -----        -----          -----        -----
NET INCOME (LOSS)                       ($9,957)    ($18,026)      ($14,599)    ($24,413)

DEFICIT, accumulated during the
 exploration stage,
 beginning of period                ($1,217,234) ($1,209,165)   ($1,185,754) ($1,175,940)

DEFICIT, accumulated during the
 exploration stage,
 end of period                      ($1,227,191) ($1,227,191)   ($1,200,353) ($1,200,353)
                                     ==========   ==========     ==========   ==========
Income(Loss)per share                  ($0.002)     ($0.004)       ($0.003)     ($0.006)

Weighted average common
 shares outstanding                   4,175,357    4,175,357      4,175,357    4,175,357
-----------------------
The accompanying notes are an integral part of these financial statements.

                       F/ S - 3


           INDEPENDENCE LEAD MINES COMPANY
            (AN EXPLORATORY STAGE COMPANY)
           STATEMENTS OF CASH FLOW - UNAUDITED

                                            NINE MONTHS     NINE MONTHS
                                            ENDED           ENDED
                                            SEPT.30, 2002   SEPT.30, 2001
                                            ----------      ----------
Operating Activities:
  Net income (loss)                             ($18,026)      ($24,413)

Adjustments to reconcile net loss to net cash
  used in operating activities:                        0              0

Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable      (5,000)             0
  (Increase) decrease in accounts receivable           0              0
  Increase (decrease) in accounts payable          3,412         (7,339)
  Increase (decrease) in deferred income          13,500         14,250
  Increase (decrease) in taxes payable            (1,810)       (15,964)
                                                   -----          -----
Net cash used in operating activities             (7,924)       (33,466)
                                                    ----           ----
Investing activities:
  Purchase of Company's capital stock                  0             0
                                                     ---           ---
Net cash used in investing activities                  0             0
                                                     ---           ---
Financing activities:
  Proceeds from the sale of Land                       0             0
  Retirement of director's shares                      0             0
  Repurchase and retirement of common stock            0             0
  Repayment of long-term debt                          0             0
                                                     ---           ---
Net cash provided by financing activities              0             0
                                                     ---           ---
Net increase (decrease) in cash                   (7,924)      (33,466)

Cash and cash equivalent, beginning of period    167,674       196,726
                                                   -----         -----
Cash and cash equivalent, end of period         $159,750      $163,260
                                                  ======        ======
Disclosure of accounting policy
  For the nine months ended September 30,
  2002 and September 30, 2001, the Company
  had no cash equivalents.

Supplemental disclosure of cash flow information:

  Cash paid during the year for:
    Interest                                        $ 0            $ 0
    Income taxes                                    536         15,510

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

In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

1.	Nature of business:

	Independence Lead Mines Company ("the Company") is a corporation organized under the laws of the State of Arizona on September 16,1929. The Company is the owner of fifteen patented and fourteen unpatented mining claims. This claim group (the "property") is situated Northwest of Hecla Mining Company's Lucky Friday Mine in the Coeur d'Alene Mining District, Shoshone County Idaho. The Company's property is part of the "DIA Area" which is currently being developed and mined by Hecla Mining Company. The Company has been in the exploration stage since its inception. The Company's only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500. In March 2002, the Company notified Hecla Mining Company that it considered the DIA Lease terminated and as a result would no longer accept advance royalty payments. Subsequently to that notice, the Company began accepting advance royalty payments, pending the outcome of the dispute between the Company and Hecla Mining Company. The Company has incurred operating losses since inception; these factors indicate doubt as to the ability of the company to continue business as a going concern basis. The financial statements do not contain any adjustments, which might be necessary if the Company is unable to continue as a going concern.

2.	Common stock:

In September 1997 the capitalization of the Company was increased from 4,000,000 shares to 5,000,000 shares.

During the three months ended March 31, 2000 the Company purchased 47,000 shares of the Company's common stock on the open market at an average price of $0.49 per share. These purchases bring the total treasury shares held by the Company to 85,436 shares. There were no stock purchases in the nine months ended September 30, 2002 and 2001.

[The balance of this page has been intentionally left blank.]
                         F/S - 5

                        SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               INDEPENDENCE LEAD MINES COMPANY

                 By:  /s/ Bernard C. Lannen
                      ------------
                      Bernard C. Lannen, its
                      President
                      Date: November 04, 2002

                 By:  /s/ Wayne Schoonmaker
                      ------------
                      Wayne Schoonmaker, its
                      Principal Accounting Officer
                      Date: November 04, 2002

                      F/S-6

                 CERTIFICATIONS

I, Bernard Lannen certify that:

1.   I have reviewed this report on Form 10-Q of Independence
     Lead Mines Company.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

Date:  November 04, 2002

/s/ Bernard Lannen
------------------
President

I, Wayne Schoonmaker certify that:

1.   I have reviewed this report on Form 10-Q of Independence
     Lead Mines Company.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

Date:  November 04, 2002

/s/ Wayne Schoonmaker
---------------------
Principal Accounting Officer