Form 10-K
period 2002-12-31
INDEPENDENCE LEAD MINES CO
filed 2003-03-25
CIK 50073

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2002
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

                Registrant's telephone number,
             including area code: (208)753-2525

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

As of December 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $614,788.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 2002, there were 4,175,357 shares outstanding of the registrant's $1.00 par value common stock; authorized common shares of 5,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in the indicated parts of this Form 10-K: NONE

               INDEPENDENCE LEAD MINES COMPANY
                     FORM 10-K ANNUAL REPORT
             FOR THE YEAR ENDED DECEMBER 31, 2002
                       ----------------
TABLE OF CONTENTS

PART I
                                                    Page
Item 1.  Business . . . . . . . . . . . . . . . . . .   1
Item 2.  Properties . . . . . . . . . . . . . . . . .   2
Item 3.  Legal Proceedings . . . . . . . . . . . . .    3
Item 4.  Submission of Matters to a Vote of
         Security Holders . . . . . . . . . . . . . .   3

PART II
Item 5.  Market for the Registrant's Common Stock
         and Related Stockholder Matters . . . . . . .  3
Item 6.  Selected Financial Data . . . . . . . . . . .  4
Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations . . . . . . . . . . . . . . . . .   4
Item 8.  Financial Statements and Supplementary Data .  4
Item 9.  Disagreements on Accounting and Financial
         Disclosure . . . . . . . . . . . . . . . . .   4

PART III
Item 10. Directors and Executive Officers of the
         Registrant . . . . . . . . . . . . . . . . . . 5
Item 11. Executive Compensation . . . . . . . . . . . . 5
Item 12. Security Ownership of Certain Beneficial
         Owners and Management . . . . . . . . . . . .  6
Item 13. Certain Relationships and Related
         Transaction . . . . . . . . . . . . . . . . .  6

PART IV
Item 14. Exhibits, Financial Statement Schedules
         and Reports on Form 8-K . . . . . . . . . . .  6

Exhibit Index . . . . . . . . . . . . . . . . . . . . . 7

Schedule of Property, Plant and Equipment . . . . . . . 8

Index to Financial Statements . . . . . . . . . . . . . 9

Signature Page . . . . . . . . . . . . . . . . . .  F/S 10
[The balance of this page has been intentionally left blank]


                              (i)

                 INDEPENDENCE LEAD MINES COMPANY
                     FORM 10-K ANNUAL REPORT
                FOR THE YEAR ENDED DECEMBER 31, 2002

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

By a second agreement also dated February 8, 1968, (the "Lease Agreement"), Hecla leased the DIA Area for a period of fifty
(50) years, subject to a 30-year extension, for the purpose of conducting mineral exploration and development of the DIA Area and mining such commercial ore as may be discovered in the DIA Area by Hecla. In the seventies Hecla performed exploration from what is called the 4050 foot level. Hecla reentered this level in the early nineties performing additional exploration. This work lead to a deeper exploration effort from the 4900 level. In mid 1995 a 4,500 foot tunnel was started from Hecla's Silver Shaft to the mineral zone. The DIA Project was divided into Phase I, II and III. By December 31, 1996 Phase I and II had been completed and a promising deposit had been identified. The total cost of the project from the time of its inception was less than $16,000,000.

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

Since June 30, 1999 the Company has experienced substantial differences with the Lessee. In January 1997 Hecla chose to go forward with the DIA Projects Phase III and by June 1, 1998 the Project reached full production. In the first year of full production the Project lost $785,000 after mining and milling 260,000 tons. Independence requested Hecla to stop mining to prevent loss of the resource. Hecla's management has refused all requests to act with prudence, and continues to mine at this writing. Since Hecla chose to go forward with Phase III through the end of 2002 there has been 1,111,000 tons mined and milled and all development costs have been lost. Request for prudence over the years have failed. During 2002 Hecla mined and milled 159,651 tons containing 13 oz. silver per ton, 7.45% lead, and 2.14% zinc. For the year 2002 the Project lost an additional $1,369,439. The DIA Project total cost at year-end was $32,629,507. We believe the record indicates the DIA Project was not viable to undertake with the mining method chosen and the existing economic conditions, and did not justify the start-up of a large mining operation on the Lessor's property.

In 1999 the Company acquired 38,436 shares on the open market at an average price of $0.49 per share, and in 2000 the Company acquired 94,800 shares at an average price of $0.38 per share. These shares are carried as treasury stock by the Company.

Item 2. Properties
-------------------
By an agreement dated February 8, 1968 among the Company and the owners of other adjacent or neighboring mining properties, the Company and the owners of the other properties entered into certain agreements, the general effect of which was to establish certain vertical boundaries between their respective properties and to waive certain existing or potential claims to extra-lateral rights to veins or ores found outside of the vertical boundaries of their respective properties. The Property of the Company is subject to this agreement.

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

Item 3. Legal Proceedings
-------------------------
The Company has retained the Boise law firm of Marcus, Merrick, Christian and Hardee. As required by terms of a 1968 Lease Agreement with Hecla Mining Company, our Company gave notice of termination of that agreement early March 2002. This agreement covered the DIA Project, which is Hecla's principle operation at the Lucky Friday Mine near Mullan, Idaho. Both parties agreed to waive the arbitration requirement contained in the lease and agreed to a trial without a jury. In late June 2002, Independence Lead Mines Company's attorneys filed a complaint in the District Court of the First Judicial District of The State of Idaho, In And For the County of Kootenai, case #CV-02-4061, and asked for Declaratory Judgment, Injunctive Relief, and Damages.

Before mid March 2003, the Company will amend its case against Hecla. The court will be asked to also rule the 1968 Unitization Agreement was violated by Hecla's actions, and under case #CV-02-4061, the Company will file a motion for Partial Summary Judgment, or in the alternative, for Preliminary Injunction.

Item 4. Submission of matter to a Vote of Security Holders
-------------------------------
There was no shareholder meeting held in 2002.

                           PART II
                           -------
Item 5. Market for the Registrant's Common Equity and Related
Stockholder Matters.
-------------------------------
(a)The market price ranges of the Company's common stock during the years 2002 and 2001, respectively, were as follows:

                    2002                   2001
                    ----                   ----
                High     Low          High      Low
                ----     ---          ----      ---
Annual          0.31     0.09         0.11      0.07

(b)Approximate Number of Equity Security Holders.
--------------------------
Title of Class	(1)   Number of Record Holders December 31, 2002
-----------------         ---------------------------------
Common non-assessable                Approximately 2,300 (1)
Capital stock, par value
$1.00 per share
-------------------------
(1)Included in the number of shareholders of record are shares held in "nominee" or "street" name.

(c) No dividends were paid by the Registrant in 2002 or 2001, and the Company has no plans to pay a dividend in the foreseeable future.
[The balance of this page has been intentionally left blank.]
                           Page 3



Item 6.  Selected Financial Data
--------------------------

Selected Income Statements Data:
                         Year ended December 31,
                              ------------
                          2002       2001       2000       1999
                          ----       ----       ----       ----
Net Revenues                -0-        -0-         -0-        84,688
Net Income (Loss)       (28,221)   (33,225)    305,473    	(121,391)
Net Income (Loss)
 Per share                (1.01)     (0.01)       0.07         (0.03)

Selected Balance Sheets Data:
                         Year ended December 31,
                              ------------
                          2002       2001       2000       1999
                          ----       ----       ----       ----
Current Assets            157,345    170,180     199,232      60,086
Current Liabilities         8,848     11,462      26,039     105,065
Working Capital           148,497    158,718     173,193     (44,979)
Total Assets            3,290,672  3,303,507   3,332,559   3,296,413
Deferred Income           374,000    356,000     337,250     301,250
Long-Term Debt                -0-        -0-         -0-        -0-
Stockholders' Equity    2,907,824  2,936,045   2,969,270   2,890,098


Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations.
--------------------------------
LIQUIDITY. The liquidity of the Company decreased over the past year, primarily due to normal expenses of operation with no offsetting revenue. Current assets of the Company consist primarily of cash, which decreased by $15,042 from 2001.

CAPITAL RESOURCES. The Property of the Company is leased to Hecla Mining Company. Capital improvements are to be paid for by Hecla pursuant to the terms of the leases. The Company has no long-term debt.

RESULTS OF OPERATIONS. The Company is in the exploratory and development stage and has no operations. General and administrative costs in 2002 decreased by $5,376 over 2001 due to generally reduced activity and reduced shareholder expenses. The Company realized no revenue from operations and received $2,274 in interest income. The Company reported a net loss of $28,221 after provision for income taxes.

Item 8. Financial Statements and Supplementary Data.
--------------------------------
The Company's financial statements appear elsewhere in this report, beginning at page F/S 1, following page 9.

Item 9. Disagreements on Accounting and Financial Disclosure.
--------------------------------
        Not applicable.
                              Page 4


                             PART III
                             --------
Item 10. Directors and Executive Officers of the Registrant.
------------------------------
Name of Executive
Officers and Directors         Brief profile of
and Position Held        Age   Officers and Directors
----------------------   ---   ----------------------
Bernard C Lannen          66   Semi Retired Director of Lucky
President and Director         Friday Extension Mining Company

Wayne L Schoonmaker       65   Certified Public Accountant,
Secretary / Treasurer          Secretary/Treasurer of Hanover
                               Gold Company Inc, Sterling Mining
                               Company, and Metalline Mining Co

Forrest G Godde           86   President of Corporate Ranches
Director                       in California and Nevada, Director
                               of Mineral Mountain Mining

Robert Bunde              64   Semi-retired farmer with
Director                       investments in the mining field

Gordon Berkhaug           68   Management of real estate
Director                       Investments with experience in
                               the mining field

The by-laws of the Company provide that the Directors serve until the next annual meeting of shareholders or until their respective successors have been duly elected and qualified. Officers serve at the discretion of the Board of Directors.

Item 11.  Executive Compensation
------------------------
The directors and officers of this company are not considered employees. There was no remuneration paid to any of the directors and officers of this company during the fiscal year ended December 31, 2002, other than the payment of $853 to the Treasurer for accounting services.

No retirement benefit, bonus or other remuneration plans are in effect with respect to the Company's officers and directors.
The Company has no standard or other arrangements for compensating directors.
Page 5

Item 12. Security Ownership of Certain Beneficial Owners and
Management
-----------------------------
To the knowledge of the Company, one person beneficially owned more than five percent (5%) of any class of the Registrant's voting securities as of December 31, 2002.

The following tabulation shows the beneficial ownership's of the Company's officers and directors in the securities of the Company as of March 1, 2003:

                         Shares of              Approximate
                         Common Stock           Percentage of
           Name          Beneficially Owned     Class
           ----          ------------------     ------------
Bernard C. Lannen        238,182                5.70
Wayne L. Schoonmaker       4,000                0.10
Forrest G. Godde          95,000 (F1)           2.28
Robert Bunde             159,500                3.82
Gordon Berkhaug           62,275                1.49

All directors and executive officers of the Company as a group
(5 persons in a group) own 558,957 shares or approximately 13.39 percent of the Company are outstanding voting securities.

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

   2. Financial Statement Schedules
      V-Statement of Property, Plant and Equipment, Page 8.

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



[The balance of this page has been intentionally left blank.]
                            Page 7


              INDEPENDENCE LEAD MINES COMPANY
              (AN EXPLORATION STAGE COMPANY)

               PROPERTY, PLANT AND EQUIPMENT
  FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
         ---------------------------------------

                     Balance,                                     Balance
                     Beginning                           Other    End of
                     of Year     Addition   Retirements  Changes  Year
                     -------     --------   -----------  -------  -------
December 31, 2002
Equipment                      -          -         -                    -
                           -----      -----      ----                -----
Mining Property        2,945,407          -         -            2,945,407
Less deferred credits    356,000     18,000         -              374,000
                         -------     ------      ----              -------
   Net Total           2,589,407    (18,000)        -     NONE   2,571,407
                        ========     ======      ====     ====    ========
December 31, 2001
Equipment                      -          -         -                    -
                           -----      -----      ----                -----
Mining Property        2,945,407          -         -            2,945,407
Less deferred credits    337,250     18,750         -              356,000
                         -------     ------      ----              -------
   Net Total           2,608,157    (18,750)        -     NONE   2,589,407
                        ========     ======      ====     ====    ========
December 31, 2000
Equipment                      -          -         -                    -
                           -----      -----      ----                -----
Mining Property        2,945,407          -         -            2,945,407
Less deferred credits    319,250     18,000         -              337,250
                         -------     ------      ----              -------
   Net Total           2,626,157    (18,000)        -     NONE   2,608,157
                        ========     ======      ====     ====    ========

                  Page 8


               INDEX TO FINANCIAL STATEMENTS
          Filed as part of the Annual Report Form 10-K
                    December 31, 2002

FINANCIAL STATEMENTS:                                    Page

 Balance Sheets, December 31, 2002 and 2001 . . . . . .  F/S 1

 Statement of Operations and Deficit Accumulated
  During The Exploratory Stage for the Years Ended
  December 31, 2002, 2001 and 2000 . . . . . . . . . . . F/S 2

 Statement of Cash flows, for the years ended
  December 31, 2002, 2001 and 2000 . . . . . . . . . . . F/S 3

 Notes to Financial Statements . . . . . . . . . . . . . F/S 4

 Certifications . . . . . . . . . . . . . . . . . . . .  F/S 6

 Signatures . . . . . . . . . . . . . . . . . . . . . . F/S 10

The Company's financial statements are unaudited in reliance upon Section 210.3-11 of Regulations S-X adopted by the Securities and Exchange Commission.

[The balance of this page has been intentionally left blank.]
                            Page 9


             INDEPENDENCE LEAD MINES COMPANY
              (AN EXPLORATION STAGE COMPANY)
                BALANCE SHEET - UNAUDITED
                DECEMBER 31, 2002 AND 2001
                   --------------------

                           ASSETS
                                         2002        2001
                                         ----        ----
CURRENT ASSETS
  Cash                                   152,632      167,674
  Royalties receivable                     1,500        1,500
  Refunds and deposits receivable          2,207            0
  Investments                              1,006        1,006
                                          ------       ------
    Total Current Assets                 157,345      170,180
                                         -------      -------
PROPERTY AND EQUIPMENT, at cost
  Equipment                                    -            -
  Less accumulated depreciation                -            -
                                           -----        -----
  Mining property                      2,945,407    2,945,407
                                         -------      -------
                                       2,945,407    2,945,407
                                       ---------    ---------
OTHER ASSETS
  Unrecovered exploration costs          187,920      187,920
                                          ------       ------
    Total Assets                       3,290,672    3,303,507
                                       =========    =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
                                         2002        2001
                                         ----        ----
CURRENT LIABILITIES
  Accounts payable                         8,848       10,926
  Accrued Expenses                             0          536
                                           -----        -----
    Total current liabilities              8,848       11,462
                                          ------       ------
DEFERRED INCOME                          374,000      356,000
                                         -------      -------
STOCKHOLDERS' EQUITY
  Common stock, $1.00 par value;
   authorized 5,000,000 shares;
   issued 4,308,793 shares at
   12/31/02 and at 12/31/01            4,308,793    4,308,793
  Treasury Stock (133,436 shares)        (55,290)     (55,290)
  Additional Paid in Capital (deficit)  (108,293)    (108,293)
                                        --------     --------
                                       4,145,210    4,145,210
  Less deficit accumulated during
   the Exploration stage              (1,237,386)  (1,209,165)
                                        --------     --------
Total Stockholders' Equity             2,907,824    2,936,045
                                        ========     ========
Total Liabilities
 & Stockholders' Equity                3,290,672    3,303,507
                                        ========     ========
The accompanying notes are an integral part of these financial
Statements.

               F/S 1

             INDEPENDENCE LEAD MINES COMPANY
             (AN EXPLORATION STAGE COMPANY)
          STATEMENT OF OPERATIONS AND DEFICIT
        ACCUMULATED DURING THE EXPLORATION STAGE
                        UNAUDITED
    FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, 2000
     -----------------------------------------------

                                    2002        2001       2000
                                    ----        ----       ----
Revenue                             $  0        $   0    $366,877
                                    ----       ------      ------
Expenses
  Management and Director fees         0            0       5,000
  Licenses and fees                  474          630         217
  Office expense                   1,058        1,419         716
  Office services                    600          600         600
  Shareholder Relations            1,322        5,592       3,781
  Consulting                      10,787       11,226      17,772
  Transportation                   2,453        1,962       5,766
  Accounting                       1,058          853         615
  Legal                           14,868       15,714      10,438
                                  ------       ------      ------
     Total Expenses               32,620       37,996      44,905
                                  ------       ------      ------
Loss from Operation              (32,620)     (37,996)    (44,905)
Other Income and (Expense)
  Disposition of Assets                0            0      (1,902)
  Interest, net                    2,274        7,167       7,875
  Legal settlement                     0            0     358,085
                                   -----        -----     -------
     Total Other Income            2,274        7,167     364,058
                                   -----        -----     -------
Net Income (Loss) before
 Income Taxes                    (30,346)     (30,829)    319,153
  Provision for income taxes      (2,125)       2,396      13,680
                                   -----        -----       -----
     Net Income (Loss)           (28,221)     (33,225)    305,473
DEFICIT, accumulated during the
  Exploration stage,
   beginning of period        (1,209,165)  (1,175,940) (1,481,413)

DEFICIT, accumulated during the
  Exploration stage,
   end of period              (1,237,386)  (1,209,165) (1,175,940)
                                --------     --------     --------
GAIN (LOSS) PER SHARE              (0.01)       (0.01)       0.07

Weighted average common
  Shares outstanding           4,175,357    4,175,357   4,225,757

The accompanying notes are an integral part of these financial statements.
[The balance of this page has been intentionally left blank.]

              F/S 2





         INDEPENDENCE LEAD MINES COMPANY
          (AN EXPLORATION STAGE COMPANY)
       STATEMENT OF CASH FLOWS - UNAUDITED
   FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, 2000
         ------------------------------------

                                              2002     2001      2000
                                              ----     ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                           (28,221) (33,225)  305,473
  Adjustment to reconcile net Loss to
  net cash provided by Operating Activities:
  Increase (decrease) in cash due to changes
   in assets and liabilities:
   Receivable                                  (2,207)       0         0
   Accounts payable                            (2,078)  (1,463)  (16,322)
   Deferred income                             18,000   18,750    18,000
   Accrued Expense                               (536) (13,114)   (6,730)
   Advances Payable                                 0        0   (86,100)
                                               ------   ------     -----
  Net cash used by Operating Activities       (15,042)  29,052   214,321
                                               ------    -----     -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of land                    0        0   103,000
  Retirement of director's shares                   0        0   (48,000)
  Repurchase and retirement of common stock         0        0    (1,500)
  Repayment of shareholder loans                    0        0   (42,000)
  Net borrowing on short-term advances              0        0         0
                                                 ----    -----     -----
                                                    0        0    11,500
                                                 ----    -----     -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Company's
   Capital Stock - Treasury                         0        0   (36,295)
  Purchase of Investments                           0        0     1,902
                                                 ----    -----     -----
	                                               0        0   (34,393)
                                                  ---    -----     -----
Net increase (decrease) in cash               (15,042) (29,052)  191,428
CASH, beginning of year                       167,674  196,726     5,298
                                                -----   ------     -----
CASH, end of year                             152,632  167,674   196,726
                                                =====   ======     =====

Disclosure of Accounting Policy-
 For years ended Dec. 31, 2002, 2001, and
  2000, the company had no cash equivalents.
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

                                       2002       2001        2000
                                       ----       ----        ----
  Interest paid                            0          17        916
  Taxes paid - State of Idaho              0       5,310         30
               Federal                     0      10,191          0

The accompanying notes are an integral part of these financial statements.

            F/S 3

                INDEPENDENCE LEAD MINES COMPANY
                (AN EXPLORATION STAGE COMPANY)

                NOTES TO FINANCIAL STATEMENTS
                  DECEMBER 31, 2002 AND 2001
                ------------------------------
Note 1 - Company business - The Company was incorporated under the laws of the State of Arizona on September 16, 1929.
         The Company is presently in the exploratory stage.

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

Note 4 - In addition to cash costs in the amount of $23,302, the amount reflected in the balance sheet as the cost of mining claims reflects the par value assigned to 3,024,000 shares of stock issued for $3,034,000. The underlying cost basis of the mining claims is unknown and unobtainable. Since it was an accepted accounting practice at the time of the transaction, all subsequent financial statements have used the par value of the shares issued as the cost basis of the mining claims. The Company has considered revaluation of the mining properties, but feels that to revalue them at an amount that has no basis would be misleading. The Company feels that the claims are of value, as Hecla Mining Company has continued with its lease since 1968 and is currently conducting mining operations on the property.
                                 F/S 4

Note 5 -As shown in the financial statements, the Company incurred net loss of $28,221 during the year ended
        December 31, 2002, a net loss of $33,225 during the year ended December 31, 2001, and a net income of $305,473 during the year ending December 31, 2000.
        The income for the year 2000 was a one-time benefit
        And the Company has no continuing source of cash.
        These factors indicate doubt as to the ability of the Company to continue business on a going concern basis.

        The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 6 -Statements of income, cash flows, and shareholders' equity since the inception of the Company, September 16, 1929, through December 31, 2002 have not been presented due to the unavailability of past records. Generally accepted Accounting principles require that such statements be presented when financial statements purport to present financial position and results of operations for an exploration stage company.

[The balance of this page has been intentionally left blank.]
                                 F/S 5

            INDEPENDENCE LEAD MINES COMPANY
           AN EXPLORATION STAGE COMPANY
               DECEMBER 31, 2002

               CERTIFICATIONS

I, Bernard C. Lannen, certify that:

1. I have reviewed this annual report on Form 10-K of Independence Lead Mines Company.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

      /s/ Merlin D. Bingham
      ------------
      President
F/S 6

          INDEPENDENCE LEAD MINES COMPANY
         AN EXPLORATION STAGE COMPANY
              DECEMBER 31, 2002

               CERTIFICATIONS

I, Wayne L. Schoonmaker, certify that:

1. I have reviewed this annual report on Form 10-K of Independence Lead Mines Company.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

      /s/ Wayne L. Schoonmaker
      ------------
      Principal Accounting Officer
F/S 7

        CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Independence Lead Mines Company (the "Company") on Form 10-KSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bernard C. Lannen, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Bernard C. Lannen
-----------
President

Dated: March 25, 2003
F/S 8

            CERTIFICATION PURSUANT TO
              18 U.S.C. SECTION 1350,
              AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Independence Lead Mines Company (the "Company") on Form 10-K for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne L. Schoonmaker, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Wayne L. Schoonmaker
------------
Principal Accounting Officer

Dated: March 25, 2003
F/S 9

SIGNATURES

    Pursuant to the requirement of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be sign on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE LEAD MINES COMPANY

                      By: /s/ Bernard C. Lannen
                          -----------------------
                          Bernard C. Lannen, its President and
                          Chief Administrative Officer
                          Dated: March 25, 2003

                      By: /s/ Wayne L. Schoonmaker
                          ------------------------
                          Wayne L. Schoonmaker, its Principal
                          Accounting Officer
                          Dated: March 25, 2003

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
    Dated: March 25, 2003            Dated: March 25, 2003

By: /s/ Forrest G. Godde         By: /s/ Gordon Berkhaug
    ---------------------            ------------------------
    Forrest G. Godde                 Gordon Berkhaug
    Director                         Director
    Dated: March 25, 2003            Dated: March 25, 2003

By: /s/ Robert Bunde
    ---------------------
    Robert Bunde
    Director
    Dated: March 25, 2003
                     F/S 10