Form 10-Q
period 2003-03-31
INDEPENDENCE LEAD MINES CO
filed 2003-05-14
CIK 50073

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549
                     ___________

                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2003
                         OR
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

The number of outstanding shares of the registrant's common stock at March 1, 2003 was 4,175,357 shares.

        INDEPENDENCE LEAD MINES COMPANY QUARTERLY REPORT
              ON FORM 10-Q FOR THE QUARTERLY PERIOD
                       ENDED MARCH 31, 2003


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


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . .F/S 10

	[The balance of this page has been intentionally left blank.]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The unaudited financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1.

The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending
December 31, 2003.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2003.

Three months Ended March 31, 2003 Compared to three months Ended
March 31, 2002.

During the three months ended March 31, 2003 the Company realized no income other than interest income of $317. General and administrative expenses increased to $29,145 for the three-month period ended March 31, 2003 as compared to $3,661 for the three-month period ended March 31, 2002. This increase is principally attributed to increased legal expenses incurred in 2003. For the quarter ended March 31, 2003, the Company experienced a net loss of $23,708, or $0.006 per share, compared to a net loss of $2,668, during the comparable period in the previous year.

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

Since June 30, 1999 the Company has experienced substantial differences with the Lesee. In January 1997, Hecla chose to go forward with the DIA Projects Phase III and by June 1, 1998 the Project reached full production. In the first year of full production the Project lost $785,000 after mining and milling 260,000 tons. Independence requested Hecla to stop mining to prevent loss of the resource. Hecla's management has refused all requests to act with prudence, and continues to mine at this writing. During 2002 Hecla mined and milled 159,651 tons containing 13 oz. Silver per ton, 7.45% lead, and 2.14% zinc. For the year 2002 the Project lost an additional $1,369,439. The DIA Project Total Costs at the end of first quarter 2003 were $32,674,780. None of the Projects exploration and development costs have been recovered.

The DIA Project records show Hecla's management engaged in a massive pretence, representing the project as one with economic viability by declaring "Proven and Probable Reserves". In fact with the mining method chosen along with the deficiencies of the mill, and the actual economic condition, the record clearly shows there never were any Proven and Probable Reserves. Hecla's management chose to engage in "Fraudulent Pretence of Viability", resulting in the removal and waste of approximately 1,200,000 tons of mineralized material from Independence's mining claims.

The current officers and directors of the Company serve without compensation and are not considered by the Company to be employees.

	PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company has retained the Boise law firm of Marcus, Merrick, Christian and Hardee. As required by terms of a 1968 Lease Agreement with Hecla Mining Company, our Company gave notice of termination of that agreement in early March 2002. This agreement covered the DIA Project, which is Hecla's principle operation at the Lucky Friday mine near Mullan, Idaho. Both parties agreed to waive arbitration requirement contained in the lease and agreed to a trial without a jury. On June 17, 2002 the Independence Lead Mines Company's attorneys filed a complaint in the District Court of the First Judicial District of the State of Idaho, In And For the County of Kootenai, Case #CV-02-4061, and asked for Declaratory Judgment, Injunctive Relief, and Damages.

On March 19, 2003 under Case#CV-02-4061 Independence's attorney filed a statement of undisputed material facts in a brief, and exhibits in support of a Motion For Partial Summary Judgment, or In The Alternative, For Preliminary Injunction. The contents of the brief are available from the court. It tells an astounding story of a calculated looting of Independence's mining claims, almost unimaginable in its scope and scale. THE COURT HAS SET A HEARING DATE OF JULY 17, 2003.

Independence moves for partial summary judgment as follows:

1. Judgment declaring Defendant Hecla Mining Company ("Hecla") to be in default of its obligations under the February 8, 1968 lease agreement between the parties known as the "DIA Project
Agreement";

2. Judgment declaring the DIA Project Agreement, and Hecla's leasehold interest in Independence's mining claims under it, terminated;

3. Judgment declaring the Unitization Agreement, entered into concurrently with the DIA Project Agreement, terminated; and

4. Judgment that Hecla has committed waste of Independence's mining claims, with the damages therefrom to be determined at trial.
In the alternative, Independence moves for a preliminary injunction prohibiting Hecla from further mining on Independence's mining claims pending final resolution of this case.

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

              INDEPENDENCE LEAD MINES COMPANY
                     TABLE OF CONTENTS

                                                        PAGE
Balance Sheets as of March 31, 2003
  and December 31, 2001 . . . . . . . . . . . . . . . . . F/S-2

Statements of Operations for the
  three Months Ended March 31, 2003 and 2002 . . . . . .  F/S-3

Statements of Cash Flow for the three
  Months Ended March 31, 2003 and 2002 . . . . . . . . .  F/S-4

Notes to Interim Financial Statements . . . . . . . . . . F/S-5

Signatures . . . . . . . . . . . . . . . . . . . . . . . F/S-10

	[The balance of this page has been intentionally left blank.]
                         F/S - 1

              INDEPENDENCE LEAD MINES COMPANY
               (AN EXPLORATORY STAGE COMPANY)
                  BALANCE SHEET - UNAUDITED

                           ASSETS
                             March 31, 2003      DECEMBER 31, 2002
                             --------------      ------------
CURRENT ASSETS:
  Cash                               $ 144,249        $ 152,632
  Royalties receivable                   1,500            1,500
  Refunds and deposits
   receivable                            7,275            2,207
  Investments                            1,006            1,006
                                         -----            -----
  Total current assets                 154,030          157,345
                                        ------           ------
PROPERTY AND EQUIPMENT, at cost:
  Equipment                                  0                0
  Less accumulated depreciation              0                0
                                           ---              ---
                                             0                0
  Mining property                    2,945,407        2,945,407
                                        ------           ------
  Total property and equipment       2,945,407        2,945,407

OTHER ASSETS:
  Unrecovered exploration costs        187,920          187,920
                                         -----            -----
  Total assets                      $3,287,357      $ 3,290,672
                                       =======          =======

	LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                    $ 24,741          $ 8,848
  Accrued Expenses                           0                0
                                         -----            -----
  Total current liabilities             24,741            8,848
                                         -----            -----
DEFERRED INCOME:                       374,000          378,500
                                        ------           ------
STOCKHOLDERS' EQUITY:

  Common Stock, $1.00 par value,
   authorized 5,000,000 shares;
   issued 4,308,793 at 12/31/02;
   and at 03/31/03                   4,308,793        4,308,793
  Treasury Stock Additional            (55,290)         (55,290)
  Paid-In Capital(Deficit)            (108,293)        (108,293)
                                        ------           ------
                                     4,145,210        4,145,210
  Less deficit accumulated during
   the exploration stage            (1,261,094)      (1,237,386)
                                       -------          -------
  Total Stockholders equity          2,884,116        2,907,824
                                      --------          --------
  Total liabilities and
   stockholders' equity             $3,287,357        $3,290,672
                                       =======           =======
The accompanying notes are an integral part of these financial statements.

                      F/S - 2


           INDEPENDENCE LEAD MINES COMPANY
            (AN EXPLORATORY STAGE COMPANY)

    STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
       DURING THE EXPLORATION STAGE - UNAUDITED

                                     QUARTER        THREE MONTHS
                                     ENDED          ENDED
                                     MARCH 31, 03   MARCH 31, 02
                                     -----------    -----------
REVENUE                                $      0      $     0
                                          -----        -----
EXPENSES
Consulting                                5,366        2,756
Licenses and fees                             0            0
Office expense                               30            0
Office services                             150          150
Shareholder Relations                       450          500
Interest                                      0            0
Transportation                                0            0
Accounting                                    0            0
Legal                                    23,149          255
                                          -----        -----
  Total expenses                         29,145        3,661
                                          -----       ------
LOSS FROM OPERATIONS                   ($29,145)     ($3,661)

OTHER INCOME AND (EXPENSE)

Interest, net                               317          641
                                            ---        -----
  Total other income                       $317         $641
                                            ---        -----
NET INCOME(LOSS)
  BEFORE INCOME TAXES                   (28,828)      (3,020)
Provision for income taxes                5,120          332
                                          -----        -----
NET INCOME (LOSS)                      ($23,708)     ($2,688)

DEFICIT, accumulated during the
 exploration stage,
 beginning of period                ($1,237,386) ($1,209,165)

DEFICIT, accumulated during the
 exploration stage,
 end of period                      ($1,261,094) ($1,211,853)
                                     ==========   ==========
Income(Loss)per share                  ($0.006)     ($0.000)

Weighted average common
 shares outstanding                   4,175,357    4,175,357
-----------------------
The accompanying notes are an integral part of these financial statements.

                       F/ S - 3


           INDEPENDENCE LEAD MINES COMPANY
            (AN EXPLORATORY STAGE COMPANY)
           STATEMENTS OF CASH FLOW - UNAUDITED

                                            NINE MONTHS     NINE MONTHS
                                            ENDED           ENDED
                                            MAR. 31, 2003   MAR. 31, 2002
                                            ----------      ----------
Operating Activities:
  Net income (loss)                             ($23,708)       ($2,688)

Adjustments to reconcile net loss to net cash
  used in operating activities:                        0              0

Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable           0          1,500
  Increase (decrease) in accounts payable         15,893         (4,572)
  Increase (decrease) in deferred income           4,500          1,500
  Increase (decrease) in taxes payable            (5,068)          (868)
                                                   -----          -----
Net cash used in operating activities             (8,383)        (5,128)
                                                    ----           ----
Investing activities:
  Purchase of Company's capital stock                  0             0
                                                     ---           ---
Net cash used in investing activities                  0             0
                                                     ---           ---
Financing activities:
  Retirement of director's shares                      0             0
  Repurchase and retirement of common stock            0             0
  Repayment of long-term debt                          0             0
                                                     ---           ---
Net cash provided by financing activities              0             0
                                                     ---           ---
Net increase (decrease) in cash                   (8,383)       (5,128)

Cash and cash equivalent, beginning of period    152,632       167,674
                                                   -----         -----
Cash and cash equivalent, end of period         $144,249      $162,546
                                                  ======        ======
Disclosure of accounting policy
  For the nine months ended March 31,
  2003 and March 31, 2002, the Company
  had no cash equivalents.

Supplemental disclosure of cash flow information:

  Cash paid during the year for:
    Interest                                        $ 0            $ 0
    Income taxes                                      0            536

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

In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

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

During the three months ended March 31, 2000 the Company purchased 47,000 shares of the Company's common stock on the open market at an average price of $0.49 per share. These purchases brought the total treasury shares held by the Company to 85,436 shares. There were no stock purchases in the three months ended March 31, 2003 and 2002.

[The balance of this page has been intentionally left blank.]
        F/S - 5

              INDEPENDENCE LEAD MINES COMPANY
                AN EXPLORATION STAGE COMPANY
                   March 31, 2003

               CERTIFICATIONS

I, Bernard C. Lannen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Independence Lead Mines Company.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 02, 2003

      /s/ Merlin D. Bingham
      ------------
      President
F/S 6

          INDEPENDENCE LEAD MINES COMPANY
            AN EXPLORATION STAGE COMPANY
              March 31, 2002

               CERTIFICATIONS

I, Wayne L. Schoonmaker, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Independence Lead Mines Company.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 02, 2003

      /s/ Wayne L. Schoonmaker
      ------------
      Principal Accounting Officer
F/S 7

        CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the quarterly Report of Independence Lead Mines Company (the "Company") on Form 10-KSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bernard C. Lannen, President of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Bernard C. Lannen
-----------
President

Dated: May 02, 2003
F/S 8

            CERTIFICATION PURSUANT TO
              18 U.S.C. SECTION 1350,
              AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the quarterly Report of Independence Lead Mines Company (the "Company") on Form 10-K for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne L. Schoonmaker, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Wayne L. Schoonmaker
------------
Principal Accounting Officer

Dated: May 02, 2003
F/S 9

                        SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               INDEPENDENCE LEAD MINES COMPANY

                 By:  /s/ Bernard C. Lannen
                      ------------
                      Bernard C. Lannen, its
                      President
                      Date: May 02, 2003

                 By:  /s/ Wayne Schoonmaker
                      ------------
                      Wayne Schoonmaker, its
                      Principal Accounting Officer
                      Date: May 02, 2003

             F/S-10