Form 10-Q
period 2003-06-30
INDEPENDENCE LEAD MINES CO
filed 2003-07-29
CIK 50073

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549
                     ___________

                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2003
                         OR
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

The number of outstanding shares of the registrant's common stock at July 28, 2003 was 4,175,357 shares.

        INDEPENDENCE LEAD MINES COMPANY QUARTERLY REPORT
              ON FORM 10-Q FOR THE QUARTERLY PERIOD
                       ENDED June 30, 2003


TABLE OF CONTENTS                              Page

PART I   FINANCIAL INFORMATION
Item 1:  Financial Statements . . . . . . . . . . . . . . . .  1

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . .   1

PART II   OTHER INFORMATION

Item 1:  Legal Proceedings . . . . . . . . . . . . . . . . .   2

Item 2:  Changes in Securities . . . . . . . . . . . . . . .   3

Item 3:  Defaults upon Senior Securities . . . . . . . . . .   3

Item 4:  Submission of Matters to a Vote of Security Holders . 3

Item 5:  Other Information . . . . . . . . . . . . . . . . . . 3

Item 6:  Exhibits and Reports on Form 8-K . . . . . . . . . .  3

CERTIFICATIONS and
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . F/S 6

	[The balance of this page has been intentionally left blank.]

PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The unaudited financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1.

The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.


For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2003.

Six months Ended June 30, 2003 Compared to six months Ended June
30, 2002.

During the six months ended June 30, 2003 the Company realized no income other than interest income of $260. General and administrative expenses increased to $39,600 for the six-month period ended June 30, 2003 as compared to $11,166 for the six-month period ended June 30, 2002. This increase is principally attributed to increased legal expenses incurred in 2003. For the quarter ended June 30, 2003, the Company experienced a net loss of $31,574, or $0.008 per share, compared to a net loss of $8,069, during the comparable period in the previous year.

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

	PART II   OTHER INFORMATION

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

On March 19, 2003 under Case#CV-02-4061 Independence's attorney filed a statement of undisputed material facts in a brief, and exhibits in support of a Motion For Partial Summary Judgment, or In The Alternative, For Preliminary Injunction. The contents of the brief are available from the court. It tells an astounding story of a calculated looting of Independence's mining claims, almost unimaginable in its scope and scale. A hearing was held July 17, 2003 on the Company's motion for Summary Judgment. The judge has taken the motion under advisement and a decision is expected within 30 days.

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

              INDEPENDENCE LEAD MINES COMPANY
                     TABLE OF CONTENTS

                                                        PAGE
Balance Sheets as of June 30, 2003
  and December 31, 2002 . . . . . . . . . . . . . . . . . F/S 2

Statements of Operations for the
  six Months ended June 30, 2003
  and for the six Months ended
  June 30, 2002 . . . . . . . . . . . . . . . . . . . . . F/S 3

Statements of Cash Flow for the six
  Months ended June 30, 2003 and 2002 . . . . . . . . .  F/S 4

Notes to Interim Financial Statements . . . . . . . . . .F/S 5

Certifications and Signatures . . . . . . . . . . . . .  F/S 6

	[The balance of this page has been intentionally left blank.]
                         F/S  1

              INDEPENDENCE LEAD MINES COMPANY
               (AN EXPLORATORY STAGE COMPANY)
                  BALANCE SHEET - UNAUDITED

                           ASSETS
                             JUNE 30, 2003       DECEMBER 31, 2002
                             --------------      ------------
CURRENT ASSETS:
  Cash                               $ 121,558        $ 152,632
  Royalties receivable                   1,500            1,500
  Refunds and deposits
   receivable                            9,605            2,207
  Investments                            1,006            1,006
                                         -----            -----
  Total current assets                 133,669          157,345
                                        ------           ------
PROPERTY AND EQUIPMENT, at cost:
  Equipment                                  0                0
  Less accumulated depreciation              0                0
                                           ---              ---
                                             0                0

  Mining property                    2,945,407        2,945,407
                                        ------           ------
  Total property and equipment       2,945,407        2,945,407

OTHER ASSETS:
  Unrecovered exploration costs        187,920          187,920
                                         -----            -----
  Total assets                      $3,266,996      $ 3,290,672
                                       =======          =======

	LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                     $ 7,741          $ 8,848
  Accrued Expenses                           0                0
                                         -----            -----
  Total current liabilities              7,741            8,848
                                         -----            -----
DEFERRED INCOME:                       383,000          378,500
                                        ------           ------
STOCKHOLDERS' EQUITY:

  Common Stock, $1.00 par value,
   authorized 5,000,000 shares;
   issued 4,308,793 at 12/31/02;
   and at 06/30/03                   4,308,793        4,308,793
  Treasury Stock Additional            (55,290)         (55,290)
  Paid-In Capital(Deficit)            (108,293)        (108,293)
                                        ------           ------
                                     4,145,210        4,145,210
  Less deficit accumulated during
   the exploration stage            (1,268,959)      (1,237,386)
                                       -------          -------
  Total Stockholders equity          2,876,251        2,907,824
                                      --------          --------
  Total liabilities and
   stockholders' equity             $3,266,996        $3,290,672
                                       =======           =======
The accompanying notes are an integral part of these financial statements.

                      F/S   2


           INDEPENDENCE LEAD MINES COMPANY
            (AN EXPLORATORY STAGE COMPANY)

    STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
       DURING THE EXPLORATION STAGE - UNAUDITED

                                       QUARTER      SIX MONTHS    QUARTER      SIX MONTHS
                                       ENDED        ENDED         ENDED        ENDED
                                       JUNE 30, 03  JUNE 30, 03   JUNE 30, 02  JUNE 30, 02
                                       -----------  -----------   -----------  -----------
REVENUE                                $      0      $     0       $      0      $     0

EXPENSES
Consulting                                3,755        9,121          2,406        5,163
Licenses and fees                           330          329             48           48
Office expense                              300          330            519          519
Office services                             150          300            150          300
Shareholder and Public Relations            286          735             70          770
Transportation and Travel                     0            0          1,648        1,648
Accounting                                    0            0              0            0
Legal                                     5,635       28,785          2,463        2,718
                                          -----        -----          -----        -----
  Total expenses                         10,456       39,600          7,504       11,166
                                          -----       ------         ------       ------
LOSS FROM OPERATIONS                   ($10,456)    ($39,600)       ($7,504)    ($11,166)

OTHER INCOME AND (EXPENSE)

Interest, net                               260          576            618        1,260
                                            ---        -----          -----        -----
  Total other income                       $260         $576           $618       $1,260
                                            ---        -----          -----        -----
NET INCOME(LOSS)
  BEFORE INCOME TAXES                   (10,196)     (39,024)        (6,886)      (9,906)
Provision for income taxes               (2,330)      (7,450)        (1,505)      (1,837)
                                          -----        -----          -----        -----
NET INCOME (LOSS)                       ($7,866)    ($31,574)       ($5,381)     ($8,069)
Table continues on next page.

           INDEPENDENCE LEAD MINES COMPANY
            (AN EXPLORATORY STAGE COMPANY)

    STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
       DURING THE EXPLORATION STAGE - UNAUDITED
                     continued

                                       QUARTER      SIX MONTHS    QUARTER      SIX MONTHS
                                       ENDED        ENDED         ENDED        ENDED
                                       JUNE 30, 03  JUNE 30, 03   JUNE 30, 02  JUNE 30, 02
                                       -----------  -----------   -----------  -----------
DEFICIT, accumulated during the
 exploration stage,
 beginning of period                ($1,261,094) ($1,237,386)   ($1,211,853) ($1,209,165)

DEFICIT, accumulated during the
 exploration stage,
 end of period                      ($1,268,960)  (1,268,960)   ($1,217,234) ($1,217,234)
                                     ==========   ==========     ==========   ==========
Income(Loss)per share                  ($0.002)     ($0.008)       ($0.001)     ($0.002)

Weighted average common
 shares outstanding                   4,175,357    4,175,357      4,175,357    4,175,357
-----------------------
The accompanying notes are an integral part of these financial statements.

                       F/ S  3


           INDEPENDENCE LEAD MINES COMPANY
            (AN EXPLORATORY STAGE COMPANY)
           STATEMENTS OF CASH FLOW - UNAUDITED

                                            SIX MONTHS      SIX MONTHS
                                            ENDED           ENDED
                                            JUNE 30, 2003   JUNE 30, 2002
                                            ----------      ----------
Operating Activities:
  Net income (loss)                             ($31,574)       ($8,069)

Adjustments to reconcile net loss to net cash
  used in operating activities:                        0              0

Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable           0          1,500
  Increase (decrease) in accounts payable         (1,103)           500
  Increase (decrease) in deferred income           9,000          3,000
  Increase (decrease) in taxes payable            (7,397)        (2,371)
                                                   -----          -----
Net cash used in operating activities            (31,074)        (5,440)
                                                    ----           ----
Investing activities:
  Purchase of Company's capital stock                  0             0
                                                     ---           ---
Net cash used in investing activities                  0             0
                                                     ---           ---
Financing activities:
  Proceeds from the sale of Land                       0             0
  Retirement of director's shares                      0             0
  Repurchase and retirement of common stock            0             0
  Repayment of long-term debt                          0             0
                                                     ---           ---
Net cash provided by financing activities              0             0
                                                     ---           ---
Net increase (decrease) in cash                  (31,074)       (5,440)

Cash and cash equivalent, beginning of period    152,632       167,674
                                                   -----         -----
Cash and cash equivalent, end of period         $121,558      $162,234
                                                  ======        ======
Disclosure of accounting policy
  For the six months ended June 30,
  2003 and June 30, 2002, the Company
  had no cash equivalents.

Supplemental disclosure of cash flow information:

  Cash paid during the year for:
    Interest                                        $ 0            $ 0
    Income taxes                                   $536        $10,200

The accompanying notes are an integral part of these financial statements.

                      F/S   4

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

In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

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

[The balance of this page has been intentionally left blank.]
        F/S 5

              INDEPENDENCE LEAD MINES COMPANY
                AN EXPLORATION STAGE COMPANY
                   June 30, 2003

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

Date: July 28, 2003

      /s/ Merlin D. Bingham
      ------------
      President
F/S  6

          INDEPENDENCE LEAD MINES COMPANY
            AN EXPLORATION STAGE COMPANY
              June 30, 2002

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

Date: July 28, 2003

      /s/ Wayne L. Schoonmaker
      ------------
      Principal Accounting Officer
F/S  7

        CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the quarterly Report of Independence Lead Mines Company (the "Company") on Form 10-Q for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bernard C. Lannen, President of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Bernard C. Lannen
-----------
President

Dated: July 28, 2003
F/S  8

            CERTIFICATION PURSUANT TO
              18 U.S.C. SECTION 1350,
              AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the quarterly Report of Independence Lead
Mines Company (the "Company") on Form 10-Q for the period ended
June 30, 2003, as filed with the Securities and Exchange
Commission on the date hereof (the "Report"), I, Wayne L.
Schoonmaker, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Wayne L. Schoonmaker
------------
Principal Accounting Officer

Dated: July 28, 2003
F/S  9

                        SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               INDEPENDENCE LEAD MINES COMPANY

                 By:  /s/ Bernard C. Lannen
                      ------------
                      Bernard C. Lannen, its
                      President
                      Date: July 28, 2003

                 By:  /s/ Wayne Schoonmaker
                      ------------
                      Wayne Schoonmaker, its
                      Principal Accounting Officer
                      Date: July 28, 2003

             F/S-10