Form 10QSB
period 2003-09-30
INDEPENDENCE LEAD MINES CO
filed 2003-11-05
CIK 50073

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549
                     ___________

                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2003
                         OR
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

The number of outstanding shares of the registrant's common stock at November 4, 2003 was 4,175,357 shares.

        INDEPENDENCE LEAD MINES COMPANY QUARTERLY REPORT
              ON FORM 10-Q FOR THE QUARTERLY PERIOD
                       ENDED SEPTEMBER 30, 2003


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

PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The unaudited financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S 1.

The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending
December 31, 2003.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2003.

Nine months Ended September 30, 2003 Compared to nine months
Ended September 30, 2002.

During the nine months ended September 30, 2003 the Company realized no income other than interest income of $683. General and administrative expenses increased to $87,743 for the nine-month period ended September 30, 2003 as compared to $21,109 for the nine-month period ended September 30, 2002. This increase is principally attributed to increased legal expenses incurred in 2003. For the nine months ended September 30, 2003, the Company experienced a net loss of $77,978, or $0.019 per share, compared to a net loss of $18,026, during the comparable period in the previous year.

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

A court hearing was held on July 17, 2003 in regards to Independence Lead Mines Company's Motion for Partial Summary Judgment, or in the alternative, for Preliminary Injunction. The Judge took Independences' request under advisement at that time, and most recently denied those requests. In some respects it is understandable that the Judge would show caution in ruling, and would want to hear expert testimony at trial. The Judge will be establishing new case law, for there has never been a case such as ours brought before a court. A trial will be held in the District Court of The First Judicial District of the State of Idaho in and for the County of Kootenai, Case#CV-02-4061 on January 5, 2004 at 9:00 A.M. It is without question that a ruling against Hecla Mining Company will be appealed to the Idaho Supreme Court.

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

              INDEPENDENCE LEAD MINES COMPANY
                     TABLE OF CONTENTS

                                                        PAGE
Balance Sheets as of September 30, 2003
  and December 31, 2002 . . . . . . . . . . . . . . . .  F/S 2

Statements of Operations for the
  nine Months ended September 30, 2003
  and for the nine Months ended
  September 30, 2002  . . . . . . . . . . . . . . . . . .F/S 3

Statements of Cash Flow for the nine
  Months ended September 30, 2003 and 2002  . . . . . .  F/S 4

Notes to Interim Financial Statements . . . . . . . . . .F/S 5

Certifications and Signatures . . . . . . . . . . . . .  F/S 6

	[The balance of this page has been intentionally left blank.]
                         F/S  1

              INDEPENDENCE LEAD MINES COMPANY
               (AN EXPLORATORY STAGE COMPANY)
                  BALANCE SHEET - UNAUDITED

                           ASSETS
                           SEPTEMBER 30, 2003  DECEMBER 31, 2002
                           --------------      ------------
CURRENT ASSETS:
  Cash                               $  89,372        $ 152,632
  Royalties receivable                   1,500            1,500
  Refunds and deposits
   receivable                           16,237            2,207
  Investments                            1,006            1,006
                                         -----            -----
  Total current assets                 108,115          157,345
                                        ------           ------
PROPERTY AND EQUIPMENT, at cost:
  Equipment                                  0                0
  Less accumulated depreciation              0                0
                                           ---              ---
                                             0                0

  Mining property                    2,945,407        2,945,407
                                        ------           ------
  Total property and equipment       2,945,407        2,945,407

OTHER ASSETS:
  Unrecovered exploration costs        187,920          187,920
                                         -----            -----
  Total assets                      $3,241,442      $ 3,290,672
                                       =======          =======

	LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                     $24,096          $ 8,848
  Accrued Expenses                           0                0
                                         -----            -----
  Total current liabilities             24,096            8,848
                                         -----            -----
DEFERRED INCOME:                       387,500          378,500
                                        ------           ------
STOCKHOLDERS' EQUITY:

  Common Stock, $1.00 par value,
   authorized 5,000,000 shares;
   issued 4,308,793 at 09/30/03;
   and at 12/31/02                   4,308,793        4,308,793
  Treasury Stock Additional            (55,290)         (55,290)
  Paid-In Capital(Deficit)            (108,293)        (108,293)
                                        ------           ------
                                     4,145,210        4,145,210
  Less deficit accumulated during
   the exploration stage            (1,315,364)      (1,237,386)
                                       -------          -------
  Total Stockholders equity          2,829,846        2,907,824
                                      --------          --------
  Total liabilities and
   stockholders' equity             $3,241,442        $3,290,672
                                       =======           =======
The accompanying notes are an integral part of these financial statements.

                      F/S  2


           INDEPENDENCE LEAD MINES COMPANY
            (AN EXPLORATORY STAGE COMPANY)

    STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
       DURING THE EXPLORATION STAGE - UNAUDITED

                                       QUARTER      NINE MONTHS   QUARTER      NINE MONTHS
                                       ENDED        ENDED         ENDED        ENDED
                                       SEPT.30,'03  SEPT.30,'03   SEPT.30,'02  SEPT.30,'02
                                       -----------  -----------   -----------  -----------
REVENUE                                $      0      $     0       $      0      $     0

EXPENSES
Consulting                               18,411       27,532          3,825        8,988
Licenses and fees                             0          329              0           48
Office expense                              302          632             81          600
Office services                             150          450            150          450
Shareholder and Public Relations          1,117        1,852            425        1,195
Transportation and Travel                 1,346        1,346              0        1,648
Legal                                    26,817       55,602          5,462        8,180
                                          -----        -----          -----        -----
  Total expenses                         48,143       87,743          9,943       21,109
                                          -----       ------         ------       ------
LOSS FROM OPERATIONS                    (48,143)     (87,743)        (9,943)     (21,109)

OTHER INCOME AND (EXPENSE)

Interest, net                               107          683            548        1,808
                                            ---        -----          -----        -----
  Total other income                        107          683            548        1,808
                                            ---        -----          -----        -----
NET INCOME(LOSS)
  BEFORE INCOME TAXES                   (48,036)     (87,060)        (9,395)     (19,301)
Provision for income taxes               (1,632)      (9,082)           562       (1,275)
                                          -----        -----          -----        -----
NET INCOME (LOSS)                       (46,404)     (77,978)        (9,957)     (18,026)
Table continues on next page.


           INDEPENDENCE LEAD MINES COMPANY
            (AN EXPLORATORY STAGE COMPANY)

    STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
       DURING THE EXPLORATION STAGE - UNAUDITED
                     continued

                                       QUARTER      NINE MONTHS   QUARTER      NINE MONTHS
                                       ENDED        ENDED         ENDED        ENDED
                                       SEPT.30,'03  SEPT.30,'03   SEPT.30,'02  SEPT.30,'02
                                       -----------  -----------   -----------  -----------
DEFICIT, accumulated during the
 exploration stage,
 beginning of period                 (1,268,960)  (1,237,386)    (1,217,234)  (1,209,165)

DEFICIT, accumulated during the
 exploration stage,
 end of period                      ($1,315,364)  (1,315,364)   ($1,227,191) ($1,227,191)
                                     ==========   ==========     ==========   ==========
Income(Loss)per share                  ($0.011)     ($0.019)       ($0.002)     ($0.004)

Weighted average common
 shares outstanding                   4,175,357    4,175,357      4,175,357    4,175,357
-----------------------
The accompanying notes are an integral part of these financial statements.

                       F/S 3


           INDEPENDENCE LEAD MINES COMPANY
            (AN EXPLORATORY STAGE COMPANY)
           STATEMENTS OF CASH FLOW - UNAUDITED

                                           NINE MONTHS     NINE MONTHS
                                           ENDED           ENDED
                                           SEPT. 30, 2003  SEPT. 30, 2002
                                           ----------      ----------
Operating Activities:
  Net income (loss)                             ($77,978)      ($18,026)

Adjustments to reconcile net loss to net cash
  used in operating activities:                        0              0

Changes in operating assets and liabilities:
  (Increase) decrease in prepaid expenses         (5,000)        (5,000)
  (Increase) decrease in accounts receivable           0          1,500
  Increase (decrease) in accounts payable         15,248          3,412
  Increase (decrease) in deferred income          13,500         13,500
  Increase (decrease) in taxes payable            (9,030)        (1,810)
                                                   -----          -----
Net cash used in operating activities            (63,260)        (7,924)
                                                    ----           ----
Investing activities:
  Purchase of Company's capital stock                  0             0
                                                     ---           ---
Net cash used in investing activities                  0             0
                                                     ---           ---
Financing activities:
  Proceeds from the sale of Land                       0             0
  Retirement of director's shares                      0             0
  Repurchase and retirement of common stock            0             0
  Repayment of long-term debt                          0             0
                                                     ---           ---
Net cash provided by financing activities              0             0
                                                     ---           ---
Net increase (decrease) in cash                  (63,260)       (7,924)

Cash and cash equivalent, beginning of period    152,632       167,674
                                                   -----         -----
Cash and cash equivalent, end of period          $89,372      $159,750
                                                  ======        ======
Disclosure of accounting policy
  For the nine months ended September 30,
  2003 and September 30, 2002, the Company
  had no cash equivalents.

Supplemental disclosure of cash flow information:

  Cash paid during the year for:
    Interest                                        $ 0            $ 0
    Income taxes                                   $536           $536
-----
The accompanying notes are an integral part of these financial statements.

                      F/S  4

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

In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

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

[The balance of this page has been intentionally left blank.]
        F/S 5

              INDEPENDENCE LEAD MINES COMPANY
                AN EXPLORATION STAGE COMPANY
                     SEPTEMBER 30, 2003

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: November 4, 2003

      /s/ Merlin D. Bingham
      ------------
      President

        F/S  6

          INDEPENDENCE LEAD MINES COMPANY
            AN EXPLORATION STAGE COMPANY
              SEPTEMBER 30, 2003

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: November 4, 2003

      /s/ Wayne L. Schoonmaker
      ------------
      Principal Accounting Officer

          F/S 7

        CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the quarterly Report of Independence Lead Mines Company (the "Company") on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bernard C. Lannen, President of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Bernard C. Lannen
-----------
President

Dated: November 4, 2003

F/S  8

            CERTIFICATION PURSUANT TO
              18 U.S.C. SECTION 1350,
              AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the quarterly Report of Independence Lead Mines Company (the "Company") on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne L. Schoonmaker, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Wayne L. Schoonmaker
------------
Principal Accounting Officer

Dated: November 4, 2003
F/S  9

                        SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               INDEPENDENCE LEAD MINES COMPANY

                 By:  /s/ Bernard C. Lannen
                      ------------
                      Bernard C. Lannen, its
                      President
                      Date: November 4, 2003

                 By:  /s/ Wayne Schoonmaker
                      ------------
                      Wayne Schoonmaker, its
                      Principal Accounting Officer
                      Date: November 4, 2003

             F/S 10