Form 10KSB
period 2003-12-31
INDEPENDENCE LEAD MINES CO
filed 2004-03-25
CIK 50073

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2003
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

As of December 31, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,274,849.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 2003, there were 4,247,357 shares outstanding of the registrant's $1.00 par value common stock; authorized common shares of 5,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in the indicated parts of this Form 10-K: NONE

               INDEPENDENCE LEAD MINES COMPANY
                     FORM 10-K ANNUAL REPORT
             FOR THE YEAR ENDED DECEMBER 31, 2003
                       ----------------
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

Exhibit Index . . . . . . . . . . . . . . . . . . . . . 7

Schedule of Property, Plant and Equipment . . . . . . . 8

Index to Financial Statements . . . . . . . . . . . . . 9

Certifications and Signatures . . . . . . . . . . . F/S 6
[The balance of this page has been intentionally left blank]


                              (i)

                 INDEPENDENCE LEAD MINES COMPANY
                     FORM 10-K ANNUAL REPORT
                FOR THE YEAR ENDED DECEMBER 31, 2003

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

Since June 30, 1999 the Company has experienced substantial differences with the Lessee. In January 1997 Hecla chose to go forward with the DIA Projects Phase III and by June 1, 1998 the Project reached full production. In the first year of full production the Project lost $785,000 after mining and milling 257,605 tons. Independence requested Hecla to stop mining to prevent loss of the resource. Hecla's management has refused all requests to act with prudence, and continues to mine at this writing. Since Hecla chose to go forward with Phase III through the end of 2003 there has been 1,263,000 tons mined and milled and all development costs have been lost. Request for prudence over the years have failed. During 2003 Hecla mined and milled 151,991 tons containing 15.76 oz. silver per ton, 9.05% lead, and 2.18% zinc. For the year 2003 the Project lost an additional $723,147. The DIA Project total cost at year-end was $33,352,654. We believe the record indicates the DIA Project was not viable to undertake with the mining method chosen and the existing economic conditions, and did not justify the start-up of a large mining operation on the Lessor's property.

In 1999 the Company acquired 38,436 shares of Independence Common Stock on the open market at an average price of $0.49 per share, and in 2000 the Company acquired 94,800 shares at an average price of $0.38 per share. These shares have been carried as treasury stock by the Company, and in December 2003, 72,000 shares of Treasury stock were sold for $0.70 per share.

Item 2. Properties
-------------------
By an agreement dated February 8, 1968 among the Company and the owners of other adjacent or neighboring mining properties, the Company and the owners of the other properties entered into certain agreements, the general effect of which was to establish certain vertical boundaries between their respective properties and to waive certain existing or potential claims to extra-lateral rights to veins or ores found outside of the vertical boundaries of their respective properties. The Property of the Company is subject to this agreement.
       Page 2
Pursuant to existing law, the Company is required to pay $100 per claim as a rental fee in order to maintain possessory title to such properties. This requirement has been performed by Hecla Mining Company under the terms of the February 8, 1968 agreements described in Item 1 of this report.


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

Independence Lead Mines Company - Plaintiff - vs - Hecla Mining Company - Defendant, will meet in the District Court of the First Judicial District of the State of Idaho in and for the County of Kootenai, Case #CV-02-4061 before Judge Luster at 9:00 a.m. on March 22, 2004. As a result of the legal proceedings, Independence's management believes the 1968 Net Profit Lease Agreement between the parties will be terminated, and the property returned to the rightful owner. Also, management is very confident the company will be awarded monetary damages.


Item 4. Submission of matter to a Vote of Security Holders
-------------------------------
There was no shareholder meeting held in 2003.

                           PART II
                           -------
Item 5. Market for the Registrant's Common Equity and Related
Stockholder Matters.
-------------------------------
(a)The market price ranges of the Company's common stock during the years 2003 and 2002, respectively, were as follows:

                    2003                   2002
                    ----                   ----
                High     Low          High      Low
                ----     ---          ----      ---
Annual          0.95      0.17         0.31      0.09

(b)Approximate Number of Equity Security Holders.
--------------------------
Title of Class	(1)   Number of Record Holders December 31, 2003
-----------------         ---------------------------------
Common non-assessable                Approximately 2,300 (1)
Capital stock, par value
$1.00 per share
-------------------------
(1)Included in the number of shareholders of record are shares held in "nominee" or "street" name.

(c) No dividends were paid by the Registrant in 2003 or 2002, and the Company has no plans to pay a dividend in the foreseeable future.
[The balance of this page has been intentionally left blank.]
                           Page 3



Item 6.  Selected Financial Data
--------------------------

Selected Income Statements Data:
                         Year ended December 31,
                              ------------
                          2003       2002       2001       2000
                          ----       ----       ----       ----
Net Revenues                -0-        -0-         -0-        -0-
Net Income (Loss)      (145,485)   (28,221)   (33,225)    305,473
Net Income (Loss)
 Per share                (0.03)     (1.01)     (0.01)       0.07

Selected Balance Sheets Data:
                         Year ended December 31,
                              ------------
                          2003       2002       2001       2000
                          ----       ----       ----       ----
Current Assets             74,806    157,345    170,180     199,232
Current Liabilities         3,394      8,848     11,462      26,039
Working Capital            71,412    148,497    158,718     173,193
Total Assets            3,208,133  3,290,672  3,303,507   3,332,559
Deferred Income           392,000    374,000    356,000     337,250
Long-Term Debt                -0-        -0-        -0-         -0-
Stockholders' Equity    2,812,739  2,907,824  2,936,045   2,969,270


Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations.
--------------------------------
LIQUIDITY. The liquidity of the Company decreased over the past year, primarily due to normal expenses of operation and expenses of litigation with Hecla Mining Company with no offsetting revenue. Current assets of the Company consist primarily of cash, which decreased by $80,332 from 2002.

CAPITAL RESOURCES. The Property of the Company is leased to Hecla Mining Company. Capital improvements are to be paid for by Hecla pursuant to the terms of the leases. The Company has no long-term debt.

RESULTS OF OPERATIONS. The Company is in the exploratory and development stage and has no operations. General and administrative costs in 2003 increased by $114,126 over 2002 primarily due to expenses related to litigation with Hecla Mining Company. The Company realized no revenue from operations and received $687 in interest income. The Company reported a net loss of $145,485 after provision for income taxes.

Item 8. Financial Statements and Supplementary Data.
--------------------------------
The Company's financial statements appear elsewhere in this report, beginning at page F/S 1, following page 9.

Item 9. Disagreements on Accounting and Financial Disclosure.
--------------------------------
        Not applicable.
     Page 4


               PART III
                --------
Item 10. Directors and Executive Officers of the Registrant.
------------------------------
Name of Executive
Officers and Directors         Brief profile of
and Position Held        Age   Officers and Directors
----------------------   ---   ----------------------
Bernard C Lannen          67   Semi Retired Director of Lucky
President and Director         Friday Extension Mining Company

Wayne L Schoonmaker       66   Certified Public Accountant,
Secretary / Treasurer          Secretary/Treasurer of Hanover
                               Gold Company Inc, Revett Silver
                               Company, and Metalline Mining Co

Forrest G Godde           87   President of Corporate Ranches
Director                       in California and Nevada, Director
                               of Mineral Mountain Mining

Robert Bunde              65   Semi-retired farmer with
Director                       investments in the mining field

Gordon Berkhaug           69   Management of real estate
Director                       Investments with experience in
                               the mining field

The by-laws of the Company provide that the Directors serve until the next annual meeting of shareholders or until their respective successors have been duly elected and qualified. Officers serve at the discretion of the Board of Directors.

Item 11.  Executive Compensation
------------------------
The directors and officers of this company are not considered employees. There was no remuneration paid to any of the directors and officers of this company during the fiscal year ended December 31, 2003, other than the payment of $887 to the Treasurer for accounting services.

No retirement benefit, bonus or other remuneration plans are in effect with respect to the Company's officers and directors.
The Company has no standard or other arrangements for compensating directors.
   Page 5

Item 12. Security Ownership of Certain Beneficial Owners and
Management
-----------------------------
To the knowledge of the Company, one person beneficially owned more than five percent (5%) of any class of the Registrant's voting securities as of December 31, 2002. There were 4,247,357 shares of common stock outstanding at December 31, 2003.

The following tabulation shows the beneficial ownership's of the Company's officers and directors in the securities of the Company as of March 1, 2004:

                         Shares of              Approximate
                         Common Stock           Percentage of
           Name          Beneficially Owned     Class
           ----          ------------------     ------------
Bernard C. Lannen        300,182                7.07
Wayne L. Schoonmaker       4,000                0.09
Forrest G. Godde          95,000 (F1)           2.24
Robert Bunde             137,500                3.24
Gordon Berkhaug           68,250                1.61

All directors and executive officers of the Company as a group
(5 persons in a group) own 604,932 shares or approximately 14.25 percent of the Company are outstanding voting securities.

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



[The balance of this page has been intentionally left blank.]
             Page 7


              INDEPENDENCE LEAD MINES COMPANY
              (AN EXPLORATION STAGE COMPANY)

               PROPERTY, PLANT AND EQUIPMENT
  FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
         ---------------------------------------

                     Balance,                                     Balance
                     Beginning                           Other    End of
                     of Year     Addition   Retirements  Changes  Year
                     -------     --------   -----------  -------  -------
December 31, 2003
Equipment                      -          -         -                    -
                           -----      -----      ----                -----
Mining Property        2,945,407          -         -            2,945,407
Less deferred credits    374,000     18,000         -              392,000
                         -------     ------      ----              -------
   Net Total           2,571,407    (18,000)        -     NONE   2,553,407
                        ========     ======      ====     ====    ========
December 31, 2002
Equipment                      -          -         -                    -
                           -----      -----      ----                -----
Mining Property        2,945,407          -         -            2,945,407
Less deferred credits    356,000     18,000         -              374,000
                         -------     ------      ----              -------
   Net Total           2,589,407    (18,000)        -     NONE   2,571,407
                        ========     ======      ====     ====    ========
December 31, 2001
Equipment                      -          -         -                    -
                           -----      -----      ----                -----
Mining Property        2,945,407          -         -            2,945,407
Less deferred credits    337,250     18,750         -              356,000
                         -------     ------      ----              -------
   Net Total           2,608,157    (18,750)        -     NONE   2,589,407
                        ========     ======      ====     ====    ========

                  Page 8


               INDEX TO FINANCIAL STATEMENTS
          Filed as part of the Annual Report Form 10-K
                    December 31, 2003

FINANCIAL STATEMENTS:                                    Page

 Balance Sheets, December 31, 2003 and 2002 . . . . . .  F/S 1

 Statement of Operations and Deficit Accumulated
  During The Exploratory Stage for the Years Ended
  December 31, 2003, 2002 and 2001 . . . . . . . . . . . F/S 2

 Statement of Cash flows, for the years ended
  December 31, 2003, 2002 and 2001 . . . . . . . . . . . F/S 3

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

[The balance of this page has been intentionally left blank.]
                            Page 9


             INDEPENDENCE LEAD MINES COMPANY
              (AN EXPLORATION STAGE COMPANY)
                BALANCE SHEET - UNAUDITED
                DECEMBER 31, 2003 AND 2002
                   --------------------

                           ASSETS
                                         2003        2002
                                         ----        ----
CURRENT ASSETS
  Cash                                    72,300      152,632
  Royalties receivable                     1,500        1,500
  Refunds and deposits receivable              0        2,207
  Investments                              1,006        1,006
                                          ------       ------
    Total Current Assets                  74,806      157,345
                                         -------      -------
PROPERTY AND EQUIPMENT, at cost
  Equipment                                    -            -
  Less accumulated depreciation                -            -
                                           -----        -----
  Mining property                      2,945,407    2,945,407
                                         -------      -------
                                       2,945,407    2,945,407
                                       ---------    ---------
OTHER ASSETS
  Unrecovered exploration costs          187,920      187,920
                                          ------       ------
    Total Assets                       3,208,133    3,290,672
                                       =========    =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
                                         2003        2002
                                         ----        ----
CURRENT LIABILITIES
  Accounts payable                         3,394        8,848
  Accrued Expenses                             0            0
                                           -----        -----
    Total current liabilities              3,394        8,848
                                          ------       ------
DEFERRED INCOME                          392,000      374,000
                                         -------      -------
STOCKHOLDERS' EQUITY
  Common stock, $1.00 par value;
   authorized 5,000,000 shares;
   issued 4,308,793 shares at
   12/31/03 and at 12/31/02            4,308,793    4,308,793
  Treasury Stock 61,436 shares at
   12/31/03 and 133,436 shares
   at 12/31/02                           (25,482)     (55,290)
  Additional Paid in Capital (deficit)  (87,701)    (108,293)
                                        --------     --------
                                       4,195,610    4,145,210
  Less deficit accumulated during
   the Exploration stage              (1,382,871)  (1,237,386)
                                        --------     --------
Total Stockholders' Equity             2,812,739    2,907,824
                                        ========     ========
Total Liabilities
 & Stockholders' Equity                3,208,133    3,290,672
                                        ========     ========
The accompanying notes are an integral part of these financial
Statements.

               F/S 1

             INDEPENDENCE LEAD MINES COMPANY
             (AN EXPLORATION STAGE COMPANY)
          STATEMENT OF OPERATIONS AND DEFICIT
        ACCUMULATED DURING THE EXPLORATION STAGE
                        UNAUDITED
    FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, 2001
     -----------------------------------------------

                                    2003        2002       2001
                                    ----        ----       ----
Revenue                             $  0        $   0    $366,877
                                    ----       ------      ------
Expenses
  Management and Director fees         0            0           0
  Licenses and fees                  375          474         630
  Office expense                     785        1,058       1,419
  Office services                    600          600         600
  Shareholder Relations            2,588        1,322       5,592
  Consulting                      66,608       10,787      11,226
  Transportation                   1,847        2,453       1,962
  Accounting                         887        1,058         853
  Legal                           73,056       14,868      15,714
                                  ------       ------      ------
     Total Expenses              146,746       32,620      37,996
                                  ------       ------      ------
Loss from Operation             (146,746)     (32,620)    (37,996)
Other Income and (Expense)
  Disposition of Assets                0            0           0
  Interest, net                      687        2,274       7,167
                                   -----        -----     -------
     Total Other Income              687        2,274       7,167
                                   -----        -----     -------
Net Income (Loss) before
 Income Taxes                   (146,059)     (30,346)    (30,829)
  Provision for income taxes        (574)      (2,125)      2,396
                                   -----        -----       -----
     Net Income (Loss)          (145,485)     (28,221)    (33,225)
DEFICIT, accumulated during the
  Exploration stage,
   beginning of period        (1,237,386)  (1,209,165) (1,175,940)

DEFICIT, accumulated during the
  Exploration stage,
   end of period              (1,382,871)  (1,237,386) (1,209,165)
                                --------     --------     --------
GAIN (LOSS) PER SHARE              (0.03)       (0.01)      (0.01)

Weighted average common
  Shares outstanding           4,181,357    4,175,357   4,175,357

The accompanying notes are an integral part of these financial statements.
[The balance of this page has been intentionally left blank.]

              F/S 2





         INDEPENDENCE LEAD MINES COMPANY
          (AN EXPLORATION STAGE COMPANY)
       STATEMENT OF CASH FLOWS - UNAUDITED
   FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, 2001
         ------------------------------------

                                              2003     2002      2001
                                              ----     ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                          (145,485) (28,221)  (33,225)
  Adjustment to reconcile net Loss to
  net cash provided by Operating Activities:
  Increase (decrease) in cash due to changes
   in assets and liabilities:
   Receivable                                   2,207   (2,207)        0
   Accounts payable                            (5,454)  (2,078)   (1,463)
   Deferred income                             18,000   18,000    18,750
   Accrued Expense                                  0     (536)  (13,114)
   Advances Payable                                 0        0         0
                                               ------   ------     -----
  Net cash used by Operating Activities      (130,732) (15,042)   29,052
                                               ------    -----     -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received from sale of treasury stock    50,400        0         0
  Repurchase and retirement of common stock         0        0         0
  Repayment of shareholder loans                    0        0         0
  Net borrowing on short-term advances              0        0         0
                                                 ----    -----     -----
                                               50,400        0         0
                                                 ----    -----     -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Company's
   Capital Stock - Treasury                         0        0         0
  Purchase of Investments                           0        0         0
                                                 ----    -----     -----
	                                               0        0         0
                                                  ---    -----     -----
Net increase (decrease) in cash               (80,332) (15,042)  (29,052)
CASH, beginning of year                       152,632  167,674   196,726
                                                -----   ------     -----
CASH, end of year                              72,300  152,632   167,674
                                                =====   ======     =====

Disclosure of Accounting Policy-
 For years ended Dec. 31, 2003, 2002, and
  2001, the company had no cash equivalents.
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

                                       2003       2002        2001
                                       ----       ----        ----
  Interest paid                            0          0          17
  Taxes paid - State of Idaho             30         30       5,310
               Federal                     0          0      10,191

The accompanying notes are an integral part of these financial statements.

            F/S 3

                INDEPENDENCE LEAD MINES COMPANY
                (AN EXPLORATION STAGE COMPANY)

                NOTES TO FINANCIAL STATEMENTS
                  DECEMBER 31, 2003 AND 2002
                ------------------------------
Note 1  Company business   The Company was incorporated under
         the laws of the State of Arizona on September 16, 1929.
         The Company is presently in the exploratory stage.

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

Note 3  Company property   The Company has 15 patented and 17
         unpatented claims situated in the Hunter Mining District, Shoshone County, Idaho. On February 8, 1968, the Company entered into an agreement with Day Mines, Inc., Abot Mining Company and Hecla Mining Company. Certain properties of the four companies were combined for purposes of exploration and development. These properties were referred to as the DIA Area. The DIA Area consists of 9 patented and 14 unpatented claims of Independence Lead Mines Company. Hecla Mining Company is the exploring and developing company. The DIA agreement allows Hecla Mining Company to recover all of its exploration and development cost, advance royalties paid, and to build a three months' reserve for working capital prior to splitting profits. Independence is to receive 18.52% of the profits, and under the terms of the DIA agreement the Company has been receiving an advance of $1,500 for each month 2,000 tons of ore is mined.

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

Note 5 As shown in the financial statements, the Company incurred net loss of $145,485 during the year ended
        December 31, 2003, a net loss of $28,221 during the year ended December 31, 2002, and a net loss of $33,225 during the year ending December 31, 2001.
        The Company has no continuing source of cash.
        These factors indicate doubt as to the ability of the Company to continue business on a going concern basis.

        The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 6 Statements of income, cash flows, and shareholders' equity since the inception of the Company, September 16, 1929, through December 31, 2003 have not been presented due to the unavailability of past records. Generally accepted Accounting principles require that such statements be presented when financial statements purport to present financial position and results of operations for an exploration stage company.

[The balance of this page has been intentionally left blank.]
                                 F/S 5

            INDEPENDENCE LEAD MINES COMPANY
           AN EXPLORATION STAGE COMPANY
               DECEMBER 31, 2003

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

Date: March 22, 2004

      /s/ Merlin D. Bingham
      ------------
      President
F/S 6

          INDEPENDENCE LEAD MINES COMPANY
         AN EXPLORATION STAGE COMPANY
              DECEMBER 31, 2003

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

Date: March 22, 2004

      /s/ Wayne L. Schoonmaker
      ------------
      Principal Accounting Officer
F/S 7

        CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Independence Lead Mines Company (the "Company") on Form 10-K for the period ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bernard C. Lannen, President of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Bernard C. Lannen
-----------
President

Dated: March 22, 2004
F/S 8

            CERTIFICATION PURSUANT TO
              18 U.S.C. SECTION 1350,
              AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Independence Lead Mines Company (the "Company") on Form 10-K for the period ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne L. Schoonmaker, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Wayne L. Schoonmaker
------------
Principal Accounting Officer

Dated: March 22, 2004
F/S 9

SIGNATURES

    Pursuant to the requirement of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be sign on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE LEAD MINES COMPANY

                      By: /s/ Bernard C. Lannen
                          -----------------------
                          Bernard C. Lannen, its President and
                          Chief Administrative Officer
                          Dated: March 22, 2004

                      By: /s/ Wayne L. Schoonmaker
                          ------------------------
                          Wayne L. Schoonmaker, its Principal
                          Accounting Officer
                          Dated: March 22, 2004

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
    Dated: March 22, 2004            Dated: March 22, 2004

By: /s/ Forrest G. Godde         By: /s/ Gordon Berkhaug
    ---------------------            ------------------------
    Forrest G. Godde                 Gordon Berkhaug
    Director                         Director
    Dated: March 22, 2004            Dated: March 22, 2004

By: /s/ Robert Bunde
    ---------------------
    Robert Bunde
    Director
    Dated: March 22, 2004
                     F/S 10