Form 10QSB
period 2004-03-31
INDEPENDENCE LEAD MINES CO
filed 2004-05-10
CIK 50073

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549
                     ___________

                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2004
                         OR
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

The number of outstanding shares of the registrant's common stock at March 31, 2004 was 4,272,393 shares.

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

The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending
December 31, 2004.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2004.

Three months Ended March 31, 2004 Compared to Three months Ended
March 31, 2003.

During the three months ended March 31, 2004 the Company realized no income. General and administrative expenses increased to $72,778 for the three-month period ended March 31, 2004 as compared to $29,145 for the three-month period ended March 31, 2003. This increase is principally attributed to increased legal expenses incurred in the first quarter of 2004. For the three months ended March 31, 2003, the Company experienced a net loss of $72,778, or $0.017 per share, compared to a net loss of $23,708, during the comparable period in the previous year.

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

Since June 30, 1999 the Company has experienced substantial differences with the Lesee. In January 1997, Hecla chose to go forward with the DIA Projects Phase III and by June 1, 1998 the Project reached full production. In the first year of full production the Project lost $785,000 after mining and milling 260,000 tons. Independence requested Hecla to stop mining to prevent loss of the resource. Hecla's management has refused all requests to act with prudence, and continues to mine at this writing. Since Hecla chose to go forward with Phase III, through the end of 2003 there has been 1,263,000 tons mined and milled and all development costs have been lost. Request for prudence over the years has failed. During 2003 Hecla mined and milled 151,991 tons containing 15.76 oz. Silver per ton, 9.05% lead, and 2.18% zinc. For the year 2003 the Project lost an additional $723,147. The DIA Project total cost at year-end was $33,352,654. We believe the record indicates the DIA Project was not viable to undertake with the mining method chosen and the existing economic conditions, and did not justify the start-up of a large mining operation on the Lessor's property.

In 1999 the Company acquired 38,436 shares of Independence Common Stock on the open market at an average price of $0.49 per share, and in 2000 the Company acquired 94,800 shares at an average price of $0.38 per share. These shares have been carried as treasury stock by the Company, and in December 2003,72,000 shares of treasury stock were sold for $0.70 per share. In the first quarter of 2004 an additional 25,036 shares of treasury stock were sold for $0.75 per share.

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

A nine day trial was held from March 22nd through April 1st of 2004, and closing written arguments must be submitted to the court by April 30th. Further, the court requires the parties to submit to the court a written rebuttal to the other party's closing arguments by May 17, 2004. Normally the court will rule within 30 days thereafter.

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

              INDEPENDENCE LEAD MINES COMPANY
                     TABLE OF CONTENTS

                                                        PAGE
Balance Sheets as of March 31, 2004
  and December 31, 2003 . . . . . . . . . . . . . . . .  F/S 2

Statements of Operations for the
  three Months ended March 31, 2004
  and for the three Months ended
  March 31, 2003 . . . . . . . . . . . . . . . . . . . . F/S 3

Statements of Cash Flow for the three
  Months ended March 31, 2004 and 2003  . . . . . . . .  F/S 4

Notes to Interim Financial Statements . . . . . . . . . .F/S 5

Certifications and Signatures . . . . . . . . . . . . .  F/S 6

	[The balance of this page has been intentionally left blank.]
                         F/S  1

              INDEPENDENCE LEAD MINES COMPANY
               (AN EXPLORATORY STAGE COMPANY)
                  BALANCE SHEET - UNAUDITED

                           ASSETS
                           MARCH 31, 2004     DECEMBER 31, 2003
                           --------------      ------------
CURRENT ASSETS:
  Cash                               $  11,055         $ 72,300
  Royalties receivable                   1,500            1,500
  Refunds and deposits
   receivable                                0                0
  Investments                            1,006            1,006
                                         -----            -----
  Total current assets                  13,561           74,806
                                        ------           ------
PROPERTY AND EQUIPMENT, at cost:
  Equipment                                  0                0
  Less accumulated depreciation              0                0
                                           ---              ---
                                             0                0

  Mining property                    2,945,407        2,945,407
                                        ------           ------
  Total property and equipment       2,945,407        2,945,407

OTHER ASSETS:
  Unrecovered exploration costs        187,920          187,920
                                         -----            -----
  Total assets                      $3,146,888      $ 3,208,133
                                       =======          =======
Table continued next page.

              INDEPENDENCE LEAD MINES COMPANY
               (AN EXPLORATORY STAGE COMPANY)
                  BALANCE SHEET - UNAUDITED

                           ASSETS
                           MARCH 31, 2004     DECEMBER 31, 2003
                           --------------      ------------

	LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                     $ 1,150          $ 3,394
  Accrued Expenses                           0                0
                                         -----            -----
  Total current liabilities              1,150            3,394
                                         -----            -----
DEFERRED INCOME:                       396,500          392,000
                                        ------           ------
STOCKHOLDERS' EQUITY:

  Common Stock, $1.00 par value,
   authorized 5,000,000 shares;
   issued 4,308,793 at 03/31/04;
   and at 12/31/03                   4,308,793        4,308,793
  Treasury Stock
   (36,400 shares)                     (15,117)         (25,482)
  Subscriptions receivable              (9,800)               0
  Additional
  Paid-In Capital(Deficit)             (78,989)         (87,701)
                                        ------           ------
                                     4,204,887        4,195,610
  Less deficit accumulated during
   the exploration stage            (1,455,649)      (1,382,871)
                                       -------          -------
  Total Stockholders equity          2,749,238        2,812,739
                                      --------          --------
  Total liabilities and
   stockholders' equity             $3,146,888        $3,208,133
                                       =======           =======
The accompanying notes are an integral part of these financial statements.

                      F/S  2


           INDEPENDENCE LEAD MINES COMPANY
            (AN EXPLORATORY STAGE COMPANY)

    STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
       DURING THE EXPLORATION STAGE - UNAUDITED

                                       THREE MONTHS  THREE MONTHS
                                       ENDED         ENDED
                                       March 31,'04  March 31,'03
                                       -----------   -----------
REVENUE                                $      0         $     0

EXPENSES
Consulting                                5,359           5,366
Licenses and fees                             0               0
Office expense                            1,289              30
Office services                             150             150
Shareholder and Public Relations            590             450
Transportation and Travel                   600               0
Legal                                    64,790          23,149
                                          -----           -----
  Total expenses                         72,778          29,145
                                          -----          ------
LOSS FROM OPERATIONS                    (72,778)        (29,145)

OTHER INCOME AND (EXPENSE)

Interest, net                                 0             317
                                            ---           -----
  Total other income                          0             317
                                            ---           -----
NET INCOME(LOSS)
  BEFORE INCOME TAXES                   (72,778)        (28,828)
Provision for income taxes                    0           5,121
                                          -----           -----
NET INCOME (LOSS)                       (72,778)        (23,708)
Table continues on next page.


           INDEPENDENCE LEAD MINES COMPANY
            (AN EXPLORATORY STAGE COMPANY)

    STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
       DURING THE EXPLORATION STAGE - UNAUDITED
                     continued

                                       THREE MONTHS  THREE MONTHS
                                       ENDED         ENDED
                                       MARCH 31,'04  MARCH 31,'03
                                       -----------  -----------
DEFICIT, accumulated during the
 exploration stage,
 beginning of period                 (1,382,871)     (1,237,386)

DEFICIT, accumulated during the
 exploration stage,
 end of period                      ($1,455,649)    ($1,261,094)
                                     ==========      ==========
Income(Loss)per share                  ($0.017)         ($0.006)

Weighted average common
 shares outstanding                   4,255,702       4,175,357
-----------------------
The accompanying notes are an integral part of these financial statements.

                       F/S 3


           INDEPENDENCE LEAD MINES COMPANY
            (AN EXPLORATORY STAGE COMPANY)
           STATEMENTS OF CASH FLOW - UNAUDITED

                                           THREE MONTHS    THREE MONTHS
                                           ENDED           ENDED
                                           MARCH 31, 2004  MARCH 31, 2003
                                           ----------      ----------
Operating Activities:
  Net income (loss)                             ($72,778)      ($18,026)

Adjustments to reconcile net loss to net cash
  used in operating activities:                        0              0

Changes in operating assets and liabilities:
  (Increase) decrease in prepaid expenses              0              0
  (Increase) decrease in accounts receivable           0              0
  Increase (decrease) in accounts payable         (2,243)        15,893
  Increase (decrease) in deferred income           4,500          4,500
  Increase (decrease) in taxes payable                 0         (5,068)
                                                   -----          -----
Net cash used in operating activities            (70,521)        (8,383)
                                                    ----           ----
Investing activities:
  Purchase of Company's capital stock                  0             0
                                                     ---           ---
Net cash used in investing activities                  0             0
                                                     ---           ---
Financing activities:
  Proceeds from the sale of Common Stock           9,276             0
  Retirement of director's shares                      0             0
  Repurchase and retirement of common stock            0             0
  Repayment of long-term debt                          0             0
                                                     ---           ---
Net cash provided by financing activities          9,276             0
                                                     ---           ---
Net increase (decrease) in cash                  (61,245)       (8,383)

Cash and cash equivalent, beginning of period     72,300       152,632
                                                   -----         -----
Cash and cash equivalent, end of period          $11,055      $144,249
                                                  ======        ======
Disclosure of accounting policy
  For the three months ended March 31,
  2004 and March 31, 2003, the Company
  had no cash equivalents.

Supplemental disclosure of cash flow information:

  Cash paid during the year for:
    Interest                                        $ 0            $ 0
    Income taxes                                    $ 0            $ 0
-----
The accompanying notes are an integral part of these financial statements.

                      F/S  4

           INDEPENDENCE LEAD MINES COMPANY
            (AN EXPLORATORY STAGE COMPANY)

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

In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

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

In September 1997 the capitalization of the Company was increased from 4,000,000 shares to 5,000,000 shares. In the first quarter of 2004 the Company sold 25,036 shares of its treasury stock at an average price of $0.75 per share.

[The balance of this page has been intentionally left blank.]
        F/S 5

              INDEPENDENCE LEAD MINES COMPANY
                AN EXPLORATION STAGE COMPANY
                     MARCH 31, 2004

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

Date: May 5, 2004

      /s/ Merlin D. Bingham
      ------------
      President

        F/S  6

          INDEPENDENCE LEAD MINES COMPANY
            AN EXPLORATION STAGE COMPANY
              MARCH 31, 2004

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

Date: MAY 5, 2004

      /s/ Wayne L. Schoonmaker
      ------------
      Principal Accounting Officer

          F/S 7

        CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the quarterly Report of Independence Lead Mines Company (the "Company") on Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bernard C. Lannen, President of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Bernard C. Lannen
-----------
President

Dated: MAY 5, 2004

F/S  8

            CERTIFICATION PURSUANT TO
              18 U.S.C. SECTION 1350,
              AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the quarterly Report of Independence Lead
Mines Company (the "Company") on Form 10-Q for the period ended
March 31, 2004, as filed with the Securities and Exchange
Commission on the date hereof (the "Report"), I, Wayne L.
Schoonmaker, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Wayne L. Schoonmaker
------------
Principal Accounting Officer

Dated: MAY 5, 2004

F/S  9


                        SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               INDEPENDENCE LEAD MINES COMPANY

                 By:  /s/ Bernard C. Lannen
                      ------------
                      Bernard C. Lannen, its
                      President
                      Date: MAY 5, 2004

                 By:  /s/ Wayne Schoonmaker
                      ------------
                      Wayne Schoonmaker, its
                      Principal Accounting Officer
                      Date: MAY 5, 2004

             F/S 10