Form 10-Q
period 2004-06-30
INDEPENDENCE LEAD MINES CO
filed 2004-08-12
CIK 50073

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549
                     ___________

                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2004
                         OR
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

The number of outstanding shares of the registrant's common stock at June 30, 2004 was 4,459,793 shares.

        INDEPENDENCE LEAD MINES COMPANY QUARTERLY REPORT
              ON FORM 10-Q FOR THE QUARTERLY PERIOD
                       ENDED June 30, 2004


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

Item 4:  Submission of Matters to a Vote of Security Holders .3

Item 5:  Other Information . . . . . . . . . . . . . . . . . .3

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

The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.


For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2004.

Six months Ended June 30, 2004 Compared to Six months Ended June
30, 2003.

During the six months ended June 30, 2004 the Company realized no income. General and administrative expenses increased to $184,848 for the six-month period ended June 30, 2004 as compared to $39,600 for the six-month period ended June 30, 2003. This increase is principally attributed to increased legal expenses incurred in the second quarter of 2004. For the six months ended June 30, 2004, the Company experienced a net loss of $184,846, or $0.042 per share, compared to a net loss of $31,574, during the comparable period in the previous year.

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

In 1999 the Company acquired 38,436 shares of Independence Common Stock on the open market at an average price of $0.49 per share, and in 2000 the Company acquired 94,800 shares at an average price of $0.38 per share. These shares have been carried as treasury stock by the Company, and in December 2003,72,000 shares of treasury stock were sold for $0.70 per share. In the first quarter of 2004 an additional 25,036 shares of treasury stock were sold for $0.75 per share. The remaining 36,400 shares of treasury stock were sold in the second quarter of 2004 at an average price of $0.97 per share. In the second quarter of 2004 the Company realized $147,364 from the sale of 201,436 shares. In addition, the Company issued 10,000 shares for services received.


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

A nine day trial was held from March 22nd through April 1st of 2004, and closing written arguments were submitted to the court by April 30th. Further, the court required the parties to submit to the court a written rebuttal to the other party's closing arguments by May 17, 2004. On July 19, 2004 the court ruled in favor of Hecla Mining Company. Independence is currently in the process of appealing the court's opinion to the Idaho Supreme Court.

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

              INDEPENDENCE LEAD MINES COMPANY
                     TABLE OF CONTENTS

                                                        PAGE
Balance Sheets as of June 30, 2004
  and December 31, 2003 . . . . . . . . . . . . . . . . F/S 2

Statements of Operations for the
  six Months ended June 30, 2004
  and for the six Months ended
  June 30, 2003 . . . . . . . . . . . . . . . . . . . . F/S 3

Statements of Cash Flow for the six
  Months ended June 30, 2004 and 2003  . . . . . . . .  F/S 4

Notes to Interim Financial Statements . . . . . . . . . F/S 5

Certifications and Signatures . . . . . . . . . . . . . F/S 6

	[The balance of this page has been intentionally left blank.]
                         F/S  1

              INDEPENDENCE LEAD MINES COMPANY
               (AN EXPLORATORY STAGE COMPANY)
                  BALANCE SHEET - UNAUDITED

                           ASSETS
                           JUNE 30, 2004     DECEMBER 31, 2003
                           --------------      ------------
CURRENT ASSETS:
  Cash                               $  67,824         $ 72,300
  Royalties receivable                   1,500            1,500
  Investments                            1,006            1,006
                                         -----            -----
  Total current assets                  70,330           74,806
                                        ------           ------
PROPERTY AND EQUIPMENT, at cost:
  Equipment                                  0                0
  Less accumulated depreciation              0                0
                                           ---              ---
                                             0                0

  Mining property                    2,945,407        2,945,407
                                        ------           ------
  Total property and equipment       2,945,407        2,945,407

OTHER ASSETS:
  Unrecovered exploration costs        187,920          187,920
                                         -----            -----
  Total assets                      $3,203,657      $ 3,208,133
                                       =======          =======
Table continued next page.

              INDEPENDENCE LEAD MINES COMPANY
               (AN EXPLORATORY STAGE COMPANY)
                  BALANCE SHEET - UNAUDITED

 	       LIABILITIES AND STOCKHOLDERS' EQUITY

                           JUNE 30, 2004     DECEMBER 31, 2003
                           --------------      ------------
CURRENT LIABILITIES:
  Accounts payable                       $ 323          $ 3,394
  Accrued Expenses                           0                0
                                         -----            -----
  Total current liabilities                323            3,394
                                         -----            -----
DEFERRED INCOME:                       401,000          392,000
                                        ------           ------
STOCKHOLDERS' EQUITY:

  Common Stock, $1.00 par value,
   authorized 5,000,000 shares;
   4,459,793 shares issued at
   6/30/04 and 4,308,793 shares
   issued at 12/31/03                4,459,793        4,308,793
  Treasury Stock (at cost)                   0          (25,482)
  Subscriptions receivable                   0                0
  Additional
  Paid-In Capital(Deficit)             (89,742)         (87,701)
                                        ------           ------
                                     4,370,051        4,195,610
  Less deficit accumulated during
   the exploration stage            (1,567,717)      (1,382,871)
                                       -------          -------
  Total Stockholders equity          2,802,334        2,812,739
                                      --------          --------
  Total liabilities and
   stockholders' equity             $3,203,657        $3,208,133
                                       =======           =======
The accompanying notes are an integral part of these financial statements.

           F/S 2


           INDEPENDENCE LEAD MINES COMPANY
            (AN EXPLORATORY STAGE COMPANY)

    STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
       DURING THE EXPLORATION STAGE - UNAUDITED

                                       QUARTER      SIX MONTHS    QUARTER      SIX MONTHS
                                       ENDED        ENDED         ENDED        ENDED
                                       JUNE 30,'04  JUNE 30,'04   JUNE 30,'03  JUNE 30,'03
                                       -----------  -----------   -----------  -----------
REVENUE                                $      0      $     0       $      0      $     0

EXPENSES
Consulting                               37,750       40,109          3,755        9,121
Licenses and fees                           364          364            330          329
Office expense                            1,422        2,711            300          330
Office services                             150          300            150          300
Shareholder and Public Relations          2,094        2,684            286          735
Transportation and Travel                 2,200        2,800              0            0
Legal                                    71,090      135,880          5,635       28,785
                                          -----        -----          -----        -----
  Total expenses                        112,070      184,848         10,456       39,600
                                          -----       ------         ------       ------
LOSS FROM OPERATIONS                   (112,070)    (184,848)       (10,456)     (39,600)

OTHER INCOME AND (EXPENSE)

Interest, net                                 2            2            260          576
                                            ---        -----          -----        -----
  Total other income                          2            2            260          576
                                            ---        -----          -----        -----
NET INCOME(LOSS)
  BEFORE INCOME TAXES                  (112,068)    (184,846)       (10,196)     (39,024)
Provision for income taxes                    0            0         (2,330)      (7,450)
                                          -----        -----          -----        -----
NET INCOME (LOSS)                      (112,068)    (184,846)        (7,866)     (31,574)
Table continues on next page.


           INDEPENDENCE LEAD MINES COMPANY
            (AN EXPLORATORY STAGE COMPANY)

    STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
       DURING THE EXPLORATION STAGE - UNAUDITED
                     continued

                                       QUARTER      SIX MONTHS    QUARTER      SIX MONTHS
                                       ENDED        ENDED         ENDED        ENDED
                                       JUNE 30,'04  JUNE 30,'04   JUNE 30,'03  JUNE 30,'03
                                       -----------  -----------   -----------  -----------
DEFICIT, accumulated during the
 exploration stage,
 beginning of period                 (1,455,649)  (1,382,871)    (1,261,094)  (1,237,386)

DEFICIT, accumulated during the
 exploration stage,
 end of period                      ($1,567,717)  (1,567,717)   ($1,268,960) ($1,237,386)
                                     ==========   ==========     ==========   ==========
Income(Loss)per share                  ($0.025)     ($0.042)       ($0.002)     ($0.008)

Weighted average common
 shares outstanding                   4,459,126    4,357,414      4,175,357    4,175,357
-----------------------
The accompanying notes are an integral part of these financial statements.

                       F/S 3


           INDEPENDENCE LEAD MINES COMPANY
            (AN EXPLORATORY STAGE COMPANY)
           STATEMENTS OF CASH FLOW - UNAUDITED

                                           SIX MONTHS      SIX MONTHS
                                           ENDED           ENDED
                                           JUNE 30, 2004   JUNE 30, 2003
                                           ----------      ----------
Operating Activities:
  Net income (loss)                            ($184,846)      ($31,574)

Adjustments to reconcile net loss to net cash
  used in operating activities:                        0              0
Common stock issued for services                   8,000              0

Changes in operating assets and liabilities:
  (Increase) decrease in prepaid expenses              0              0
  (Increase) decrease in accounts receivable           0              0
  Increase (decrease) in accounts payable         (3,071)        (1,103)
  Increase (decrease) in deferred income           9,000          9,000
  Increase (decrease) in taxes payable                 0         (7,397)
                                                   -----          -----
Net cash used in operating activities           (170,917)       (31,074)
                                                    ----           ----
Investing activities:
  Purchase of Company's capital stock                  0             0
                                                     ---           ---
Net cash used in investing activities                  0             0
                                                     ---           ---
Financing activities:
  Proceeds from the sale of Common Stock         166,441             0
  Retirement of director's shares                      0             0
  Repurchase and retirement of common stock            0             0
  Repayment of long-term debt                          0             0
                                                     ---           ---
Net cash provided by financing activities        166,441             0
                                                     ---           ---
Net increase (decrease) in cash                   (4,476)      (31,074)

Cash and cash equivalent, beginning of period     72,300       152,632
                                                   -----         -----
Cash and cash equivalent, end of period          $67,824      $121,558
                                                  ======        ======
Disclosure of accounting policy
  For the six months ended June 30,
  2004 and June 30, 2003, the Company
  had no cash equivalents.

Supplemental disclosure of cash flow information:

  Cash paid during the year for:
    Interest                                        $ 0           $  0
    Income taxes                                    $ 0           $ 36
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

In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

1.	Nature of business:

	Independence Lead Mines Company ("the Company") is a corporation organized under the laws of the State of Arizona on September 16,1929. The Company is the owner of fifteen patented and fourteen unpatented mining claims. This claim group (the "property") is situated Northwest of Hecla Mining Company's Lucky Friday Mine in the Coeur d'Alene Mining District, Shoshone County Idaho. The Company's property is part of the "DIA Area" which is currently being developed and mined by Hecla Mining Company. The Company has been in the exploration stage since its inception. The Company's only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500. In March 2002, the Company notified Hecla Mining Company that it considered the DIA Lease terminated and as a result would no longer accept advance royalty payments. Subsequently to that notice, the Company began accepting advance royalty payments, pending the outcome of the dispute between the Company and Hecla Mining Company. On July 19, 2004 the court ruled in favor of Hecla Mining Company. Subsequently, the company has begun the process of appealing the court's decision to the Idaho Supreme Court. The Company has incurred operating losses since inception; these factors indicate doubt as to the ability of the company to continue business as a going concern basis. The financial statements do not contain any adjustments, which might be necessary if the Company is unable to continue as a going concern.

2.	Common stock:

In September 1997 the capitalization of the Company was increased from 4,000,000 shares to 5,000,000 shares. In the first quarter of 2004 the Company sold 25,036 shares of its treasury stock at an average price of $0.75 per share. In the second quarter of 2004 the Company realized $147,364 from the sale of 201,436 shares. In addition, the Company issued 10,000 shares for services received.

[The balance of this page has been intentionally left blank.]
        F/S 5

              INDEPENDENCE LEAD MINES COMPANY
                AN EXPLORATION STAGE COMPANY
                     JUNE 30, 2004

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

Date: August 10, 2004

      /s/ Merlin D. Bingham
      ------------
      President

        F/S 6

          INDEPENDENCE LEAD MINES COMPANY
            AN EXPLORATION STAGE COMPANY
              JUNE 30, 2004

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

Date: August 10, 2004

      /s/ Wayne L. Schoonmaker
      ------------
      Principal Accounting Officer

          F/S 7

        CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the quarterly Report of Independence Lead Mines Company (the "Company") on Form 10-Q for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bernard C. Lannen, President of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Bernard C. Lannen
-----------
President

Dated: August 10, 2004

              F/S 8

            CERTIFICATION PURSUANT TO
              18 U.S.C. SECTION 1350,
              AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the quarterly Report of Independence Lead
Mines Company (the "Company") on Form 10-Q for the period ended
June 30, 2004, as filed with the Securities and Exchange
Commission on the date hereof (the "Report"), I, Wayne L.
Schoonmaker, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Wayne L. Schoonmaker
------------
Principal Accounting Officer

Dated: August 10, 2004

                F/S 9

                        SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               INDEPENDENCE LEAD MINES COMPANY

                 By:  /s/ Bernard C. Lannen
                      ------------
                      Bernard C. Lannen, its
                      President
                      Date: August 10, 2004

                 By:  /s/ Wayne Schoonmaker
                      ------------
                      Wayne Schoonmaker, its
                      Principal Accounting Officer
                      Date: August 10, 2004

          F/S 10