Form 10-Q
period 2004-09-30
INDEPENDENCE LEAD MINES CO
filed 2004-11-15
CIK 50073

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549
                     ___________

                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2004
                         OR
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

The number of outstanding shares of the registrant's common stock at October 25, 2004 was 4,625,793 shares.

        INDEPENDENCE LEAD MINES COMPANY QUARTERLY REPORT
              ON FORM 10-Q FOR THE QUARTERLY PERIOD
                       ENDED September 30, 2004


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

Item 4:  Submission of Matters to a Vote of Security Holders.3

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

The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending
December 31, 2004.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2004.

Nine months Ended September 30, 2004 Compared to Nine months
Ended September 30, 2003.

During the nine months ended September 30, 2004 the Company realized no income. General and administrative expenses increased to $201,299 for the nine-month period ended September 30, 2004 as compared to $87,743 for the nine-month period ended September 30, 2003. This increase is principally attributed to increased legal expenses incurred in the second and third quarter of 2004. For the nine months ended September 30, 2004, the Company experienced a net loss of $201,498, or $0.046 per share, compared to a net loss of $77,978, during the comparable period in the previous year.

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

In 1999 the Company acquired 38,436 shares of Independence Common Stock on the open market at an average price of $0.49 per share, and in 2000 the Company acquired 94,800 shares at an average price of $0.38 per share. These shares have been carried as treasury stock by the Company, and in December 2003,72,000 shares of treasury stock were sold for $0.70 per share. In the first quarter of 2004 an additional 25,036 shares of treasury stock were sold for $0.75 per share. The remaining 36,400 shares of treasury stock were sold in the second quarter of 2004 at an average price of $0.97 per share. In the second quarter of 2004 the Company realized $147,364 from the sale of 201,436 shares. In addition, the Company issued 10,000 shares for services received. In the third quarter of 2004 the Company realized $84,000 from the sale of 166,000 shares of the Company's common stock.


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

A nine-day trial was held from March 22nd through April 1st of 2004, and closing written arguments were submitted to the court by April 30th. Further, the court required the parties to submit to the court a written rebuttal to the other party's closing arguments by May 17, 2004. On July 19, 2004 the court ruled in favor of Hecla Mining Company. Independence is currently in the process of appealing the court's opinion to the Idaho Supreme Court.

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

              INDEPENDENCE LEAD MINES COMPANY
                     TABLE OF CONTENTS

                                                        PAGE
Balance Sheets as of September 30, 2004
  and December 31, 2003 . . . . . . . . . . . . . . . F/S 2

Statements of Operations for the
  nine Months ended September 30, 2004
  and for the nine Months ended
  September 30, 2003 . . . . . . . . . . . . . . . . .F/S 3

Statements of Cash Flow for the nine
  Months ended September 30, 2004 and 2003  . . . . . F/S 4

Notes to Interim Financial Statements . . . . . . . . F/S 5

Certifications and Signatures . . . . . . . . . . . . F/S 6

	[The balance of this page has been intentionally left blank.]
                         F/S  1

              INDEPENDENCE LEAD MINES COMPANY
               (AN EXPLORATORY STAGE COMPANY)
                  BALANCE SHEET - UNAUDITED

                           ASSETS
                       SEPTEMBER 30, 2004     DECEMBER 31, 2003
                           --------------      ------------
CURRENT ASSETS:
  Cash                               $  35,150         $ 72,300
  Royalties receivable                   1,500            1,500
  Prepaid Expenses/Deposits            104,713                0
  Investments                            1,006            1,006
                                         -----            -----
  Total current assets                 142,369           74,806
                                        ------           ------
PROPERTY AND EQUIPMENT, at cost:
  Equipment                                  0                0
  Less accumulated depreciation              0                0
                                           ---              ---
                                             0                0

  Mining property                    2,945,407        2,945,407
                                        ------           ------
  Total property and equipment       2,945,407        2,945,407

OTHER ASSETS:
  Unrecovered exploration costs        187,920          187,920
                                         -----            -----
  Total assets                      $3,275,696      $ 3,208,133
                                       =======          =======
Table continued next page.

              INDEPENDENCE LEAD MINES COMPANY
               (AN EXPLORATORY STAGE COMPANY)
                  BALANCE SHEET - UNAUDITED

 	       LIABILITIES AND STOCKHOLDERS' EQUITY

                       SEPTEMBER 30, 2004     DECEMBER 31, 2003
                           --------------      ------------
CURRENT LIABILITIES:
  Accounts payable                       $ 514          $ 3,394
  Accrued Expenses                           0                0
                                         -----            -----
  Total current liabilities                514            3,394
                                         -----            -----
DEFERRED INCOME:                       405,500          392,000
                                        ------           ------
STOCKHOLDERS' EQUITY:

  Common Stock, $1.00 par value,
   authorized 5,000,000 shares;
   4,625,793 shares issued at
   9/30/04 and 4,308,793 shares
   issued at 12/31/03                4,625,793        4,308,793
  Treasury Stock (at cost)                   0          (25,482)
  Additional
  Paid-In Capital(Deficit)            (171,742)         (87,701)
                                        ------           ------
                                     4,454,051        4,195,610
  Less deficit accumulated during
   the exploration stage            (1,584,369)      (1,382,871)
                                       -------          -------
  Total Stockholders equity          2,869,382        2,812,739
                                      --------          --------
  Total liabilities and
   stockholders' equity             $3,275,696        $3,208,133
                                       =======           =======
The accompanying notes are an integral part of these financial statements.

           F/S 2


           INDEPENDENCE LEAD MINES COMPANY
            (AN EXPLORATORY STAGE COMPANY)

    STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
       DURING THE EXPLORATION STAGE - UNAUDITED

                                       QUARTER      NINE MONTHS   QUARTER      NINE MONTHS
                                       ENDED        ENDED         ENDED        ENDED
                                       SEPT 30,'04  SEPT 30,'04   SEPT 30,'03  SEPT 30,'03
                                       -----------  -----------   -----------  -----------
REVENUE                                $      0      $     0       $      0      $     0

EXPENSES
Consulting                                  750       40,859         18,411       27,532
Licenses and fees                            45          409              0          329
Office expense                                0        2,711            302          632
Office services                             150          450            150          450
Shareholder and Public Relations            291        2,975          1,117        1,852
Transportation and Travel                     0        2,800          1,346        1,346
Legal                                    15,215      151,095         26,817       55,602
                                          -----        -----          -----        -----
  Total expenses                         16,451      201,299         48,143       87,743
                                          -----       ------         ------       ------
LOSS FROM OPERATIONS                    (16,451)    (201,299)       (48,143)     (87,743)

OTHER INCOME AND (EXPENSE)

Interest, net                              (201)        (199)           107          683
                                            ---        -----          -----        -----
  Total other income                       (201)        (199)           107          683
                                            ---        -----          -----        -----
NET INCOME(LOSS)
  BEFORE INCOME TAXES                   (16,652)    (201,498)       (48,036)     (87,060)
Provision for income taxes                    0            0         (1,632)      (9,082)
                                          -----        -----          -----        -----
NET INCOME (LOSS)                       (16,068)    (201,498)       (46,404)     (77,978)
Table continues on next page.


           INDEPENDENCE LEAD MINES COMPANY
            (AN EXPLORATORY STAGE COMPANY)

    STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
       DURING THE EXPLORATION STAGE - UNAUDITED
                     continued

                                       QUARTER      NINE MONTHS   QUARTER      NINE MONTHS
                                       ENDED        ENDED         ENDED        ENDED
                                       SEPT 30,'04  SEPT 30,'04   SEPT 30,'03  SEPT 30,'03
                                       -----------  -----------   -----------  -----------
DEFICIT, accumulated during the
 exploration stage,
 beginning of period                 (1,567,717)   (1,382,871)    (1,268,960)  (1,237,386)

DEFICIT, accumulated during the
 exploration stage,
 end of period                      ($1,584,369)   (1,584,369)   ($1,315,364) ($1,315,364)
                                     ==========     ==========     ==========   ==========
Income(Loss)per share                  ($0.004)     ($0.046)       ($0.011)     ($0.019)

Weighted average common
 shares outstanding                   4,515,126     4,409,985      4,175,357    4,175,357
-----------------------
The accompanying notes are an integral part of these financial statements.

                       F/S 3


           INDEPENDENCE LEAD MINES COMPANY
            (AN EXPLORATORY STAGE COMPANY)
           STATEMENTS OF CASH FLOW - UNAUDITED

                                           NINE MONTHS     NINE MONTHS
                                           ENDED           ENDED
                                           SEPT 30, '04   SEPT 30, '03
                                           ----------      ----------
Operating Activities:
  Net income (loss)                            ($201,498)      ($77,978)

Adjustments to reconcile net loss to net cash
  used in operating activities:                        0              0
Common stock issued for services                   8,000              0

Changes in operating assets and liabilities:
  (Increase) decrease in prepaid expenses        104,713         (5,000)
  (Increase) decrease in accounts receivable           0              0
  Increase (decrease) in accounts payable         (2,880)        15,248
  Increase (decrease) in deferred income          13,500         13,500
  Increase (decrease) in taxes payable                 0         (9,030)
                                                   -----          -----
Net cash used in operating activities           (287,591)       (63,260)
                                                    ----           ----
Investing activities:
  Purchase of Company's capital stock                  0             0
                                                     ---           ---
Net cash used in investing activities                  0             0
                                                     ---           ---
Financing activities:
  Proceeds from the sale of Common Stock         250,441             0
  Retirement of director's shares                      0             0
  Repurchase and retirement of common stock            0             0
  Repayment of long-term debt                          0             0
                                                     ---           ---
Net cash provided by financing activities        250,441             0
                                                     ---           ---
Net increase (decrease) in cash                  (37,150)      (63,260)

Cash and cash equivalent, beginning of period     72,300       152,632
                                                   -----         -----
Cash and cash equivalent, end of period          $35,150       $89,372
                                                  ======        ======
Disclosure of accounting policy
  For the nine months ended September 30,
  2004 and September 30, 2003, the Company
  had no cash equivalents.

Supplemental disclosure of cash flow information:

  Cash paid during the year for:
    Interest                                      $ 204           $  0
    Income taxes                                    $ 0           $ 36
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

In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

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

In September 1997 the capitalization of the Company was increased from 4,000,000 shares to 5,000,000 shares. In the first quarter of 2004 the Company sold 25,036 shares of its treasury stock at an average price of $0.75 per share. In the second quarter of 2004 the Company realized $147,364 from the sale of 201,436 shares. In addition, the Company issued 10,000 shares for services received. In the third quarter of 2004 the Company realized $84,000 from the sale of 166,000 shares of the Company's common stock.

3.	Prepaid Expenses/Deposits:

In September 2004 the company paid $104,713 to Hecla Mining Company as reimbursement for Hecla's legal fees incurred in the trial between the Company and Hecla. If the Company prevails in it's appeal of the court's adverse opinion, the $104,713 will be returned to the Company.

[The balance of this page has been intentionally left blank.]
        F/S 5

              INDEPENDENCE LEAD MINES COMPANY
                AN EXPLORATION STAGE COMPANY
                     SEPTEMBER 30, 2004

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

Date: November 15, 2004

      /s/ Merlin D. Bingham
      ------------
      President

        F/S 6

          INDEPENDENCE LEAD MINES COMPANY
            AN EXPLORATION STAGE COMPANY
              SEPTEMBER 30, 2004

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

Date: November 15, 2004

      /s/ Wayne L. Schoonmaker
      ------------
      Principal Accounting Officer

          F/S 7

        CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the quarterly Report of Independence Lead Mines Company (the "Company") on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bernard C. Lannen, President of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Bernard C. Lannen
-----------
President

Dated: November 15, 2004

              F/S 8

            CERTIFICATION PURSUANT TO
              18 U.S.C. SECTION 1350,
              AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the quarterly Report of Independence Lead Mines Company (the "Company") on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne L. Schoonmaker, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Wayne L. Schoonmaker
------------
Principal Accounting Officer

Dated: November 15, 2004

                F/S 9

                        SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               INDEPENDENCE LEAD MINES COMPANY

                 By:  /s/ Bernard C. Lannen
                      ------------
                      Bernard C. Lannen, its
                      President
                      Date: November 15, 2004

                 By:  /s/ Wayne Schoonmaker
                      ------------
                      Wayne Schoonmaker, its
                      Principal Accounting Officer
                      Date: November 15, 2004

          F/S 10