Form 10KSB
period 2004-12-31
INDEPENDENCE LEAD MINES CO
filed 2005-03-30
CIK 50073

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-KSB

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2004
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

                Registrants telephone number,
             including area code: (208)753-2525

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

As of March 24, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,467,446.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 2004, there were 4,675,793 shares outstanding of the registrants $1.00 par value common stock; authorized common shares of 5,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in the indicated parts of this Form 10-KSB: NONE

               INDEPENDENCE LEAD MINES COMPANY
                     FORM 10-KSB ANNUAL REPORT
             FOR THE YEAR ENDED DECEMBER 31, 2004
                       ----------------
TABLE OF CONTENTS

PART I
                                                    Page
Item 1.  Business . . . . . . . . . . . . . . . . . .   1
Item 2.  Properties . . . . . . . . . . . . . . . . .   2
Item 3.  Legal Proceedings . . . . . . . . . . . . .    3
Item 4.  Submission of Matters to a Vote of
         Security Holders . . . . . . . . . . . . . .   3

PART II
Item 5.  Market for the Registrants Common Stock
         and Related Stockholder Matters . . . . . . .  3
Item 6.  Selected Financial Data . . . . . . . . . . .  4
Item 7.  Managements Discussion and Analysis of
         Financial Condition and Results of
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

Exhibit Index . . . . . . . . . . . . . . . . . . . . . 7

Schedule of Property, Plant and Equipment . . . . . . . 8

Index to Financial Statements . . . . . . . . . . . . . 9

Certifications and Signatures . . . . . . . . . . . F/S 6
[The balance of this page has been intentionally left blank]


                              (i)

                 INDEPENDENCE LEAD MINES COMPANY
                     FORM 10-KSB ANNUAL REPORT
                FOR THE YEAR ENDED DECEMBER 31, 2004

                              PART I
                              -------
Item 1. Business.
-------------------
Independence Lead Mines Company (the "Company") is a corporation organized under the laws of the State of Arizona on September 16, 1929. The Company is the owner of fifteen patented and seventeen unpatented mining claims. This claim group (the "property") is situated Northwest of Hecla Mining Companys
Lucky Friday Mine in the Coeur d Alene Mining District, Shoshone County Idaho. Adjacent is the community of Mullan and U.S. Interstate Highway 90.

Pursuant to the terms of an agreement dated February 8, 1968, among Hecla Mining Company ("Hecla"), Day Mines, Inc. ("Day"), Abot Mining Company ("Abot") and the Company (the "Unitization Agreement"), the Eastern portion of the Companys Property (approximately five-eighths of the total area of the Property) was unitized with certain adjoining and near-by properties owned by the Day and Abot into a unitized area, consisting of 55 claims, (known as the "DIA Area"). Under the terms of the Unitization Agreement, ores and minerals in place are owned by the parties thereto in the following percentages:

  Day (now Hecla by merger)    47.70%
  Independence                 46.30%
  Abot (now Hecla by purchase)  6.00%

By a second agreement also dated February 8, 1968, (the "Lease Agreement"), Hecla leased the DIA Area for a period of fifty
(50) years, subject to a 30-year extension, for the purpose of conducting mineral exploration and development of the DIA Area and mining such commercial ore as may be discovered in the DIA Area by Hecla. In the seventies Hecla performed exploration from what is called the 4050 foot level. Hecla reentered this level in the early nineties performing additional exploration. This work lead to a deeper exploration effort from the 4900 level. In mid 1995 a 4,500 foot tunnel was started from Heclas Silver Shaft to the mineral zone. The DIA Project was divided into Phase I, II and III. By December 31, 1996 Phase I and II had been completed and a promising deposit had been identified. The total cost of the project from the time of its inception was less than $16,000,000.

The Lease Agreement provides that all costs and expenses incurred in the exploration, development and operation of the DIA Area are to be paid by Hecla subject to the right of Hecla to be reimbursed for such costs and expenses, together with all advance royalties paid, out of any future net profits realized from the operation of the DIA Area. After recovery of Heclas costs and expenses and amounts paid as advance royalties, and the establishment of a three-month working capital reserve, net profit royalties are to be paid to the Company and the other property owners as follows:

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

The western portion of the Companys property is not under the DIA Area agreement. West Independence, as it is called, consists of 10 patented mining claims of which four (4) claims are partly included in the DIA Area agreement. Patented acres owned are listed below.

  West Independence Acres      81.362
  East Independence Acres      91.808
                               ------
  Total Acres                 173.170

Since June 30, 1999 the Company has experienced substantial differences with the Lessee. In January 1997 Hecla chose to go forward with the DIA Projects Phase III and by June 1, 1998 the Project reached full production. In the first year of full production the Project lost $785,000 after mining and milling 257,605 tons. Independence requested Hecla to stop mining to prevent loss of the resource. Heclas management has refused all requests to act with prudence, and continues to mine at this writing. Since Hecla chose to go forward with Phase III through the end of 2004 there has been 1,428,000 tons mined and milled and all development costs have been lost. Request for prudence over the years have failed. During 2003 Hecla mined and milled 151,991 tons containing 15.76 oz. silver per ton, 9.05% lead, and 2.18% zinc. For the year 2003 the Project lost an additional $723,147 and for the year 2004 the Project lost $3,000,605. The DIA Project total cost at December 31, 2004 was $36,353,259. We believe the record indicates the DIA Project was not viable to undertake with the mining method chosen and the existing economic conditions, and did not justify the start-up of a large mining operation on the Lessors property.

In 1999 the Company acquired 38,436 shares of Independence Common Stock on the open market at an average price of $0.49 per share, and in 2000 the Company acquired 94,800 shares at an average price of $0.38 per share. These shares have been carried as treasury stock by the Company, and in December 2003, 72,000 shares of Treasury stock were sold for $0.70 per share. The remainder of the treasury shares was sold in April 2004 at an average price of $0.98 per share.

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

Item 3. Legal Proceedings
-------------------------
The Company has retained the Boise, Idaho law firm of Marcus, Merrick, Christian and Hardee. As required by terms of a 1968 Lease Agreement with Hecla Mining Company, our Company gave notice of termination of that agreement early March 2002. This agreement covered the DIA Project, which is Heclas principle operation at the Lucky Friday Mine near Mullan, Idaho. Both parties agreed to waive the arbitration requirement contained in the lease and agreed to a trial without a jury.

A nine-day trial was held from March 22nd through April 1st of 2004, and closing written arguments were submitted to the court by April 30th. Further, the court required the parties to submit to the court a written rebuttal to the other partys closing arguments by May 17, 2004. On July 19, 2004 the court ruled in favor of Hecla Mining Company. Independence is currently in the process of appealing the courts opinion to the Idaho Supreme Court.


Item 4. Submission of matter to a Vote of Security Holders
-------------------------------
There was no shareholder meeting held in 2004.

                           PART II
                           -------
Item 5. Market for the Registrants Common Equity and Related
Stockholder Matters.
-------------------------------
(a)The market price ranges of the Companys common stock during the years 2004 and 2003, respectively, were as follows:

                    2004                   2003
                    ----                   ----
                High     Low          High      Low
                ----     ---          ----      ---
Annual          1.65     0.35         0.95      0.17

(b)Approximate Number of Equity Security Holders.
--------------------------
Title of Class	(1)   Number of Record Holders December 31, 2004
-----------------         ---------------------------------
Common non-assessable                Approximately 2,100 (1)
Capital stock, par value
$1.00 per share
-------------------------
(1)Included in the number of shareholders of record are shares held in "nominee" or "street" name.

(c) No dividends were paid by the Registrant in 2004 or 2003, and the Company has no plans to pay a dividend in the foreseeable future.
[The balance of this page has been intentionally left blank.]
                           Page 3



Item 6.  Selected Financial Data
--------------------------

Selected Income Statements Data:
                         Year ended December 31,
                              ------------
                          2004       2003       2002       2001
                          ----       ----       ----       ----
Net Revenues                -0-        -0-         -0-        -0-
Net Income (Loss)      (212,710)  (145,485)    (28,221)   (33,225)
Net Income (Loss)
 Per share                (0.05)     (0.03)      (1.01)     (0.01)

Selected Balance Sheets Data:
                         Year ended December 31,
                              ------------
                          2004       2003       2002       2001
                          ----       ----       ----       ----
Current Assets             57,170     74,806    157,345    170,180
Current Liabilities         1,741      3,394      8,848     11,462
Working Capital            55,429     71,412    148,497    158,718
Total Assets            3,295,210  3,208,133  3,290,672  3,303,507
Deferred Income           410,000    392,000    374,000    356,000
Long-Term Debt                -0-        -0-        -0-        -0-
Stockholders Equity    2,883,470  2,812,739  2,907,824  2,936,045


Item 7. Managements Discussion and Analysis of Financial Condition and Result of Operations.
--------------------------------
LIQUIDITY. The liquidity of the Company decreased over the past year, primarily due to normal expenses of operation and expenses of litigation with Hecla Mining Company with no offsetting revenue. Current assets of the Company consist primarily of cash, which decreased by $17,635 from 2003.

CAPITAL RESOURCES. The Property of the Company is leased to Hecla Mining Company. Capital improvements are to be paid for by Hecla pursuant to the terms of the leases. The Company has no long-term debt.

RESULTS OF OPERATIONS. The Company is in the exploratory and development stage and has no operations. General and administrative costs in 2004 increased by $65,765 over 2003, primarily due to expenses related to litigation with Hecla Mining Company. The Company realized no revenue from operations and received $5 in interest income. The Company reported a net loss of $212,710 after provision for income taxes.

Item 8. Financial Statements and Supplementary Data.
--------------------------------
The Companys financial statements appear elsewhere in this report, beginning at page F/S 1, following page 9.

Item 9. Disagreements on Accounting and Financial Disclosure.
--------------------------------
        Not applicable.
     Page 4


               PART III
                --------
Item 10. Directors and Executive Officers of the Registrant.
------------------------------
Name of Executive
Officers and Directors         Brief profile of
and Position Held        Age   Officers and Directors
----------------------   ---   ----------------------
Bernard C Lannen          68   Semi Retired Director of Lucky
President and Director         Friday Extension Mining Company

Wayne L Schoonmaker       67   Certified Public Accountant,
Secretary / Treasurer          Secretary/Treasurer of Metalline
                               Mining Company, Accounting Manager
                               of Revett Silver Companys Troy
                               Mine.
Forrest G Godde           88   President of Corporate Ranches
Director                       in California and Nevada, Director
                               of Mineral Mountain Mining

Robert Bunde              66   Semi-retired farmer with
Director                       investments in the mining field

Gordon Berkhaug           70   Management of real estate
Director                       Investments with experience in
                               the mining field

The by-laws of the Company provide that the Directors serve until the next annual meeting of shareholders or until their respective successors have been duly elected and qualified. Officers serve at the discretion of the Board of Directors.

Item 11.  Executive Compensation
------------------------
The directors and officers of this company are not considered employees. There was no remuneration paid to any of the directors and officers of this company during the fiscal year ended December 31, 2004, other than the payment of $850 to the Treasurer for accounting services.

No retirement benefit, bonus or other remuneration plans are in effect with respect to the Companys officers and directors.
The Company has no standard or other arrangements for compensating directors.
   Page 5

Item 12. Security Ownership of Certain Beneficial Owners and
Management
-----------------------------
To the knowledge of the Company, one person beneficially owned more than five percent (5%) of any class of the Registrants voting securities as of December 31, 2004. There were 4,675,793 shares of common stock outstanding at December 31, 2004.

The following tabulation shows the beneficial ownerships of the Companys officers and directors in the securities of the Company as of March 1, 2005:

                         Shares of              Approximate
                         Common Stock           Percentage of
           Name          Beneficially Owned     Class
           ----          ------------------     ------------
Bernard C. Lannen        315,292                6.74
Wayne L. Schoonmaker       4,000                0.09
Forrest G. Godde          95,000 (F1)           2.03
Robert Bunde             199,500 (F2)           3.27
Gordon Berkhaug           82,250                1.76

All directors and executive officers of the Company as a group
(5 persons in a group) own 696,042 shares or approximately 14.89 percent of the Company are outstanding voting securities.

(FN1) Includes 45,000 shares that represent Mr. Goddes 50% interest in the Godde 1980 Trust.
(FN2) Includes 72,000 shares held by Mr. Bunde as guardian for minors.

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



[The balance of this page has been intentionally left blank.]
             Page 7


              INDEPENDENCE LEAD MINES COMPANY
              (AN EXPLORATION STAGE COMPANY)

               PROPERTY, PLANT AND EQUIPMENT
  FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
         ---------------------------------------

                     Balance,                                     Balance
                     Beginning                           Other    End of
                     of Year     Addition   Retirements  Changes  Year
                     -------     --------   -----------  -------  -------
December 31, 2004
Equipment                      -          -         -                    -
                           -----      -----      ----                -----
Mining Property        2,945,407          -         -            2,945,407
Less deferred credits    392,000     18,000         -              410,000
                         -------     ------      ----              -------
   Net Total           2,553,407    (18,000)        -     NONE   2,535,407
                        ========     ======      ====     ====    ========
December 31, 2003
Equipment                      -          -         -                    -
                           -----      -----      ----                -----
Mining Property        2,945,407          -         -            2,945,407
Less deferred credits    374,000     18,000         -              392,000
                         -------     ------      ----              -------
   Net Total           2,571,407    (18,000)        -     NONE   2,553,407
                        ========     ======      ====     ====    ========
December 31, 2002
Equipment                      -          -         -                    -
                           -----      -----      ----                -----
Mining Property        2,945,407          -         -            2,945,407
Less deferred credits    356,000     18,000         -              374,000
                         -------     ------      ----              -------
   Net Total           2,589,407    (18,000)        -     NONE   2,571,407
                        ========     ======      ====     ====    ========

                  Page 8


               INDEX TO FINANCIAL STATEMENTS
          Filed as part of the Annual Report Form 10-K
                    December 31, 2004

FINANCIAL STATEMENTS:                                    Page

 Balance Sheets, December 31, 2004 and 2003 . . . . . .  F/S 1

 Statement of Operations and Deficit Accumulated
  During The Exploratory Stage for the Years Ended
  December 31, 2004, 2003 and 2002 . . . . . . . . . . . F/S 2

 Statement of Cash flows, for the years ended
  December 31, 2004, 2003 and 2002 . . . . . . . . . . . F/S 3

 Notes to Financial Statements . . . . . . . . . . . . . F/S 4

 Certifications . . . . . . . . . . . . . . . . . . . .  F/S 6

 Signatures . . . . . . . . . . . . . . . . . . . . . . F/S 10

The Companys financial statements are unaudited in reliance upon Section 210.3-11 of Regulations S-X adopted by the Securities and Exchange Commission.

[The balance of this page has been intentionally left blank.]
                            Page 9


             INDEPENDENCE LEAD MINES COMPANY
              (AN EXPLORATION STAGE COMPANY)
                BALANCE SHEET - UNAUDITED
                DECEMBER 31, 2004 AND 2003
                   --------------------

                           ASSETS
                                         2004        2003
                                         ----        ----
CURRENT ASSETS
  Cash                                    54,665       72,300
  Royalties receivable                     1,500        1,500
  Investments                              1,006        1,006
                                          ------       ------
    Total Current Assets                  57,171       74,806
                                         -------      -------
PROPERTY AND EQUIPMENT, at cost
  Equipment                                    -            -
  Less accumulated depreciation                -            -
                                           -----        -----
  Mining property                      2,945,407    2,945,407
                                         -------      -------
                                       2,945,407    2,945,407
                                       ---------    ---------
OTHER ASSETS
  Unrecovered exploration costs          187,920      187,920
  Refunds and deposits receivable        104,713            0
                                          ------       ------
    Total Assets                       3,295,211    3,208,133
                                       =========    =========

              LIABILITIES AND STOCKHOLDERS EQUITY
                                         2004        2003
                                         ----        ----
CURRENT LIABILITIES
  Accounts payable                         1,741        3,394
  Accrued Expenses                             0            0
                                           -----        -----
    Total current liabilities              1,741        3,394
                                          ------       ------
DEFERRED INCOME                          410,000      392,000
                                         -------      -------
STOCKHOLDERS EQUITY
  Common stock, $1.00 par value;
   authorized 5,000,000 shares;
   issued 4,675,793 shares at
   12/31/04 and 4,308,793
   at 12/31/03                         4,675,793    4,308,793
  Treasury Stock 61,436 shares at
   12/31/03                                    0      (25,482)
  Additional Paid
   in Capital (deficit)                 (196,742)     (87,701)
                                        --------     --------
                                       4,479,051    4,195,610
  Less deficit accumulated during
   the Exploration stage              (1,595,581)  (1,382,871)
                                        --------     --------
Total Stockholders Equity             2,883,470    2,812,739
                                        ========     ========
Total Liabilities
 & Stockholders Equity                3,295,211    3,208,133
                                        ========     ========
The accompanying notes are an integral part of these financial
Statements.

               F/S 1

             INDEPENDENCE LEAD MINES COMPANY
             (AN EXPLORATION STAGE COMPANY)
          STATEMENT OF OPERATIONS AND DEFICIT
        ACCUMULATED DURING THE EXPLORATION STAGE
                        UNAUDITED
    FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, 2002
     -----------------------------------------------

                                    2004        2003       2002
                                    ----        ----       ----
Revenue                             $  0        $   0       $   0
                                    ----       ------      ------
Expenses
  Management and Director fees         0            0           0
  Licenses and fees                  409          375         474
  Office expense                   2,265          785       1,058
  Office services                    600          600         600
  Shareholder Relations            5,437        2,588       1,322
  Consulting                      41,484       66,608      10,787
  Transportation                   5,372        1,847       2,453
  Accounting                         850          887       1,058
  Legal                          156,094       73,056      14,868
                                  ------       ------      ------
     Total Expenses              212,511      146,746      32,620
                                  ------       ------      ------
Loss from Operation             (212,511)    (146,746)    (32,620)
Other Income and (Expense)
  Disposition of Assets                0            0           0
  Interest, net                      (199)        687       2,274
                                   -----        -----     -------
     Total Other Income              (199)        687       2,274
                                   -----        -----     -------
Net Income (Loss) before
 Income Taxes                   (212,710)    (146,059)    (30,346)
  Provision for income taxes           0         (574)     (2,125)
                                   -----        -----       -----
     Net Income (Loss)          (212,710)   (145,485)    (28,221)
DEFICIT, accumulated during the
  Exploration stage,
   beginning of period        (1,382,871)  (1,237,386) (1,209,165)

DEFICIT, accumulated during the
  Exploration stage,
   end of period              (1,595,581)  (1,382,871) (1,237,386)
                                --------     --------     --------
GAIN (LOSS) PER SHARE              (0.05)       (0.03)      (0.01)

Weighted average common
  Shares outstanding           4,456,226    4,181,357   4,175,357

The accompanying notes are an integral part of these financial statements.
[The balance of this page has been intentionally left blank.]

              F/S 2





         INDEPENDENCE LEAD MINES COMPANY
          (AN EXPLORATION STAGE COMPANY)
       STATEMENT OF CASH FLOWS - UNAUDITED
   FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, 2002
         ------------------------------------

                                              2004     2003      2002
                                              ----     ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                         (212,710) (145,485) (28,221)
  Adjustment to reconcile net Loss to
  net cash provided by Operating Activities:
  Common stock issued for services             8,000         0        0
  Increase (decrease) in cash due to changes
   in assets and liabilities:
   Receivable                                      0     2,207   (2,207)
   Accounts payable                            (1,653)  (5,454)  (2,078)
   Deferred income                             18,000   18,000   18,000
   Accrued Expense                                  0        0     (536)
   Advances Payable                                 0        0        0
                                               ------   ------     -----
  Net cash used by Operating Activities      (188,363)(130,732) (15,042)
                                               ------    -----     -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received from sale of treasury stock   275,441   50,400         0
  Deposit from legal settlement              (104,713)       0         0
  Repayment of shareholder loans                    0        0         0
  Net borrowing on short-term advances              0        0         0
                                                 ----    -----     -----
                                              170,728   50,400         0
                                                 ----    -----     -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Companys
   Capital Stock - Treasury                         0        0         0
  Purchase of Investments                           0        0         0
                                                 ----    -----     -----
	                                               0        0         0
                                                  ---    -----     -----
Net increase (decrease) in cash               (17,635) (80,332)  (15,042)
CASH, beginning of year                        72,300  152,632   167,674
                                                -----   ------     -----
CASH, end of year                              54,665   72,300   152,632
                                                =====   ======     =====

Disclosure of Accounting Policy-
 For years ended Dec. 31, 2004, 2003, and
  2002, the company had no cash equivalents.
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

                                       2004       2003        2002
                                       ----       ----        ----
  Interest paid                          204          0           0
  Taxes paid - State of Idaho             30         30          30
               Federal                     0          0           0

The accompanying notes are an integral part of these financial statements.

            F/S 3

                INDEPENDENCE LEAD MINES COMPANY
                (AN EXPLORATION STAGE COMPANY)

                NOTES TO FINANCIAL STATEMENTS
                  DECEMBER 31, 2004 AND 2003
                ------------------------------
Note 1  Company business   The Company was incorporated under
         the laws of the State of Arizona on September 16, 1929.
         The Company is presently in the exploratory stage.

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

Note 3  Company property   The Company has 15 patented and 17
         unpatented claims situated in the Hunter Mining District, Shoshone County, Idaho. On February 8, 1968, the Company entered into an agreement with Day Mines, Inc., Abot Mining Company and Hecla Mining Company. Certain properties of the four companies were combined for purposes of exploration and development. These properties were referred to as the DIA Area. The DIA Area consists of 9 patented and 14 unpatented claims of Independence Lead Mines Company. Hecla Mining Company is the exploring and developing company. The DIA agreement allows Hecla Mining Company to recover all of its exploration and development cost, advance royalties paid, and to build a three months reserve for working capital prior to splitting profits. Independence is to receive 18.52% of the profits, and under the terms of the DIA agreement the Company has been receiving an advance of $1,500 for each month 2,000 tons of ore is mined.

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

Note 5 As shown in the financial statements, the Company incurred net loss of $212,710 during the year ended December 31, 2004, a net loss of $145,485 during the year ended December 31, 2003, and a net loss of $23,708 during the year ending December 31, 2002.
The Company has no continuing source of cash other than the monthly advance royalty payments of $1,500 currently being received from Hecla Mining Company.
        These factors indicate doubt as to the ability of the Company to continue business on a going concern basis.

        The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 6 Statements of income, cash flows, and shareholders equity since the inception of the Company, September 16, 1929, through December 31, 2004 have not been presented due to the unavailability of past records. Generally accepted Accounting principles require that such statements be presented when financial statements purport to present financial position and results of operations for an exploration stage company.

[The balance of this page has been intentionally left blank.]
                                 F/S 5

            INDEPENDENCE LEAD MINES COMPANY
           AN EXPLORATION STAGE COMPANY
               DECEMBER 31, 2004

               CERTIFICATIONS

I, Bernard C. Lannen, certify that:

1. I have reviewed this annual report on Form 10-KSB of Independence Lead Mines Company.

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

4. The registrants other certifying officer and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: March 29, 2005

      /s/ Merlin D. Bingham
      ------------
      President
F/S 6

          INDEPENDENCE LEAD MINES COMPANY
         AN EXPLORATION STAGE COMPANY
              DECEMBER 31, 2004

               CERTIFICATIONS

I, Wayne L. Schoonmaker, certify that:

1. I have reviewed this annual report on Form 10-KSB of Independence Lead Mines Company.

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

b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrants other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 29, 2005

      /s/ Wayne L. Schoonmaker
      ------------
      Principal Accounting Officer
F/S 7

        CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Independence Lead Mines Company (the "Company") on Form 10-KSB for the period ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bernard C. Lannen, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Bernard C. Lannen
-----------
President

Dated: March 29, 2005
F/S 8

            CERTIFICATION PURSUANT TO
              18 U.S.C. SECTION 1350,
              AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Independence Lead Mines Company (the "Company") on Form 10-KSB for the period ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne
L. Schoonmaker, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Wayne L. Schoonmaker
------------
Principal Accounting Officer

Dated: March 29, 2005
F/S 9

SIGNATURES

    Pursuant to the requirement of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be sign on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE LEAD MINES COMPANY

                      By: /s/ Bernard C. Lannen
                          -----------------------
                          Bernard C. Lannen, its President and
                          Chief Administrative Officer
                          Dated: March 29, 2005

                      By: /s/ Wayne L. Schoonmaker
                          ------------------------
                          Wayne L. Schoonmaker, its Principal
                          Accounting Officer
                          Dated: March 29, 2005

                     F/S 10