Form 10QSB
period 2005-03-31
INDEPENDENCE LEAD MINES CO
filed 2005-05-16
CIK 50073

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549
                     ___________

                      FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2005
                         OR
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

The number of outstanding shares of the registrant's common stock at March 31, 2005 was 4,725,793 shares.

        INDEPENDENCE LEAD MINES COMPANY QUARTERLY REPORT
              ON FORM 10-QSB FOR THE QUARTERLY PERIOD
                       ENDED MARCH 31, 2005


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

The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending
December 31, 2005.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2005.

Three months Ended March 31, 2005 Compared to Three months Ended
March 31, 2004.

During the three months ended March 31, 2005 the Company realized no income. General and administrative expenses decreased to $10,675 for the three-month period ended March 31, 2005 as compared to $72,778 for the three-month period ended March 31, 2004. This decrease is principally attributed to decreased legal and consulting expenses incurred in the first quarter of 2005. For the three months ended March 31, 2005, the Company experienced a net loss of $10,635, or $0.002 per share, compared to a net loss of $72,778, during the comparable period in the previous year.

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

Since June 30, 1999 the Company has experienced substantial differences with the Lesee. In January 1997, Hecla chose to go forward with the DIA Projects Phase III and by June 1, 1998 the Project reached full production. In the first year of full production the Project lost $785,000 after mining and milling 257,605 tons. Independence requested Hecla to stop mining to prevent loss of the resource. Hecla's management has refused all requests to act with prudence, and continues to mine at this writing. Since Hecla chose to go forward with Phase III, through the end of 2004 there has been approximately 1,428,000 tons mined and milled and all development costs have been lost. Requests for prudence over the years have failed. During 2003 Hecla mined and milled 151,991 tons containing 15.76 oz. Silver per ton, 9.05% lead, and 2.18% zinc, and during 2004 164,624 tons were mined and milled assaying 13.17 oz. Silver per ton, 7.78% lead, and 2.36% zinc. For the year 2003 the Project lost $723,147 and for the year 2004 the Project lost $3,000,605. The DIA Project total cost at December 31, 2004 was $36,353,259. We believe the record indicates the DIA Project was not viable to undertake with the mining method chosen and the existing economic conditions, and did not justify the start-up of a large mining operation on the Lessor's property.

In 1999 the Company acquired 38,436 shares of Independence Common Stock on the open market at an average price of $0.49 per share, and in 2000 the Company acquired 94,800 shares at an average price of $0.38 per share. These shares have been carried as treasury stock by the Company, and in December 2003,72,000 shares of treasury stock were sold for $0.70 per share. The remainder of the treasury shares was sold in April 2004 at an average price of $0.98 per share. In the first quarter of 2005 there were 50,000 shares of common stock sold at a price of $0.51 per share.


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

A nine-day trial was held from March 22nd through April 1st of 2004, and closing written arguments were submitted to the court by April 30th, 2004. Further, the court required the parties to submit to the court a written rebuttal to the other party's closing arguments by May 17, 2004. On July 19, 2004 the court ruled in favor of Hecla Mining Company. Independence is currently in the process of appealing the court's opinion to the Idaho Supreme Court.

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

              INDEPENDENCE LEAD MINES COMPANY
                     TABLE OF CONTENTS

                                                        PAGE
Balance Sheets as of March 31, 2005
  and December 31, 2004 . . . . . . . . . . . . . . . F/S 2

Statements of Operations for the
  three Months ended March 31, 2005
  and for the three Months ended
  March 31, 2004 . . . . . . . . . . . . . . . . . .  F/S 3

Statements of Cash Flow for the three
  Months ended March 31, 2005 and 2004  . . . . . . . F/S 4

Notes to Interim Financial Statements . . . . . . . . F/S 5

Certifications and Signatures . . . . . . . . . . . . F/S 6

	[The balance of this page has been intentionally left blank.]
                         F/S 1

              INDEPENDENCE LEAD MINES COMPANY
               (AN EXPLORATORY STAGE COMPANY)
                  BALANCE SHEET - UNAUDITED

                           ASSETS
                            March 31, 2005     DECEMBER 31, 2004
                            --------------     ------------
CURRENT ASSETS:
  Cash                               $  73,539         $ 54,665
  Royalties receivable                   1,500            1,500
  Investments                            1,006            1,006
                                         -----            -----
  Total current assets                  76,045           57,171
                                        ------           ------
PROPERTY AND EQUIPMENT, at cost:
  Equipment                                  0                0
  Less accumulated depreciation              0                0
                                           ---              ---
                                             0                0

  Mining property                    2,945,407        2,945,407
                                        ------           ------
  Total property and equipment       2,945,407        2,945,407

OTHER ASSETS:
  Refunds and deposits received        104,713          104,713
	Unrecovered exploration costs        187,920          187,920
                                         -----            -----
  Total assets                      $3,314,085      $ 3,295,211
                                       =======          =======
Table continued next page.

              INDEPENDENCE LEAD MINES COMPANY
               (AN EXPLORATORY STAGE COMPANY)
                  BALANCE SHEET - UNAUDITED

 	       LIABILITIES AND STOCKHOLDERS' EQUITY

                           March 31, 2005     DECEMBER 31, 2004
                           --------------      ------------
CURRENT LIABILITIES:
  Accounts payable                      $1,250          $ 1,741
  Accrued Expenses                           0                0
                                         -----            -----
  Total current liabilities              1,250            1,741
                                         -----            -----
DEFERRED INCOME:                       414,500          410,000
                                        ------           ------
STOCKHOLDERS' EQUITY:

  Common Stock, $1.00 par value,
   authorized 5,000,000 shares;
   4,725,793 shares issued at
   3/31/05 and 4,675,793 shares
   issued at 12/31/04                4,725,793        4,675,793
  Treasury Stock (36,400 shares)             0                0
  Subscriptions receivable                   0                0
  Additional
  Paid-In Capital(Deficit)            (221,242)        (196,742)
                                        ------           ------
                                     4,504,551        4,479,051
  Less deficit accumulated during
   the exploration stage            (1,606,216)      (1,595,581)
                                       -------          -------
  Total Stockholders equity          2,898,335        2,883,470
                                      --------          --------
  Total liabilities and
   stockholders' equity             $3,314,085        $3,295,211
                                       =======           =======
The accompanying notes are an integral part of these financial statements.

           F/S 2


           INDEPENDENCE LEAD MINES COMPANY
            (AN EXPLORATORY STAGE COMPANY)

    STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
       DURING THE EXPLORATION STAGE - UNAUDITED

                                       Three Months   Three Months
                                       ENDED          ENDED
                                       March 31,'05   March 31,'04
                                       -----------    -----------
REVENUE                                $      0        $     0
                                         ------          -----
EXPENSES
Consulting                                1,875          1,875
Licenses and fees                             0              0
Office expense                                0          1,289
Office services                             150            150
Shareholder and Public Relations            650            590
Transportation and Travel                     0            600
Legal                                     8,000         64,790
                                          -----          -----
  Total expenses                         10,675         72,778
                                          -----         ------
LOSS FROM OPERATIONS                    (10,675)       (72,778)

OTHER INCOME AND (EXPENSE)

Interest, net                                40              0
                                            ---            ---
  Total other income                         40              0
                                            ---            ---
NET INCOME(LOSS)
  BEFORE INCOME TAXES                   (10,635)       (72,778)
Provision for income taxes                    0              0
                                          -----          -----
NET INCOME (LOSS)                       (10,635)       (72,778)
Table continues on next page.


           INDEPENDENCE LEAD MINES COMPANY
            (AN EXPLORATORY STAGE COMPANY)

    STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
       DURING THE EXPLORATION STAGE - UNAUDITED
                     continued

                                       Three Months   Three MONTHS
                                       ENDED          ENDED
                                       March 31,'05   March 31,'04
                                       -----------    -----------
DEFICIT, accumulated during the
 exploration stage,
 beginning of period                  (1,595,581)    (1,382,871)

DEFICIT, accumulated during the
 exploration stage,
 end of period                       ($1,606,216)    (1,455,649)
                                      ==========      =========
Income(Loss)per share                    ($0.002)       ($0.017)

Weighted average common
 shares outstanding                    4,517,293      4,255,702
-----------------------
The accompanying notes are an integral part of these financial statements.

                       F/S 3


           INDEPENDENCE LEAD MINES COMPANY
            (AN EXPLORATORY STAGE COMPANY)
           STATEMENTS OF CASH FLOW - UNAUDITED

                                           Three MONTHS    Three MONTHS
                                           ENDED           ENDED
                                           March 31,2005   March 31,2004
                                           ----------      ----------
Operating Activities:
  Net income (loss)                           ($10,635)      ($72,778)

Adjustments to reconcile net
  loss to net cash
  used in operating activities:                      0              0

Changes in operating assets and liabilities:
  (Increase) decrease in prepaid expenses            0              0
  (Increase) decrease in accounts receivable         0              0
  Increase (decrease) in accounts payable         (491)        (2,243)
  Increase (decrease) in deferred income         4,500          4,500
  Increase (decrease) in taxes payable               0              0
                                                 -----          -----
Net cash used in operating activities           (6,626)       (70,521)
                                                  ----           ----
Investing activities:
  Purchase of Company's capital stock                0              0
                                                   ---            ---
Net cash used in investing activities                0              0
                                                   ---            ---
Financing activities:
  Proceeds from the sale of Common Stock        25,500          9,276
  Retirement of director's shares                    0              0
  Repurchase and retirement of common stock          0              0
  Repayment of long-term debt                        0              0
                                                   ---            ---
Net cash provided by financing activities       25,500          9,276
                                                   ---            ---
Net increase (decrease) in cash                 18,874       (61,245)

Cash and cash equivalent, beginning of period   54,665         72,300
                                                 -----          -----
Cash and cash equivalent, end of period        $73,539        $11,055
                                                ======         ======
Disclosure of accounting policy
  For the three months ended March 31,
  2005 and March 31, 2004, the Company
  had no cash equivalents.

Supplemental disclosure of cash flow information:

  Cash paid during the year for:
    Interest                                       $ 0            $ 0
    Income taxes                                   $ 0            $ 0
-----
The accompanying notes are an integral part of these financial statements.

                      F/S 4

           INDEPENDENCE LEAD MINES COMPANY
            (AN EXPLORATORY STAGE COMPANY)

    NOTES TO INTERIM FINANCIAL STATEMENTS - UNAUDITED

Financing information presented in the Company's quarterly reports follow the policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. In accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB, and Rule 10-01 of Regulation S-X, these quarterly reports do not include all of the information and footnotes.

In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

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

In September 1997 the capitalization of the Company was increased from 4,000,000 shares to 5,000,000 shares. In the first quarter of 2005 the Company sold 50,000 shares of its common stock at an average price of $0.51 per share.


[The balance of this page has been intentionally left blank.]
        F/S 5

              INDEPENDENCE LEAD MINES COMPANY
                AN EXPLORATION STAGE COMPANY
                     March 31, 2005

                        CERTIFICATIONS

I, Bernard C. Lannen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Independence Lead Mines Company.

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

Date: May 14, 2005

      /s/ Bernard C. Lannen
      ------------
      President

        F/S 6

          INDEPENDENCE LEAD MINES COMPANY
            AN EXPLORATION STAGE COMPANY
              March 31, 2005

               CERTIFICATIONS

I, Wayne L. Schoonmaker, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Independence Lead Mines Company.

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

Date: May 14, 2005

      /s/ Wayne L. Schoonmaker
      ------------
      Principal Accounting Officer

          F/S 7

        CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the quarterly Report of Independence Lead Mines Company (the "Company") on Form 10-QSB for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bernard C. Lannen, President of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Bernard C. Lannen
-----------
President

Dated: May 14, 2005

              F/S 8

            CERTIFICATION PURSUANT TO
              18 U.S.C. SECTION 1350,
              AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the quarterly Report of Independence Lead
Mines Company (the "Company") on Form 10-QSB for the period ended
March 31, 2005, as filed with the Securities and Exchange
Commission on the date hereof (the "Report"), I, Wayne L.
Schoonmaker, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Wayne L. Schoonmaker
------------
Principal Accounting Officer

Dated: May 14, 2005

                F/S 9

                        SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               INDEPENDENCE LEAD MINES COMPANY

                 By:  /s/ Bernard C. Lannen
                      ------------
                      Bernard C. Lannen, its
                      President
                      Date: May 14, 2005

                 By:  /s/ Wayne Schoonmaker
                      ------------
                      Wayne Schoonmaker, its
                      Principal Accounting Officer
                      Date: May 14, 2005

          F/S 10