Form 10QSB
period 2005-06-30
INDEPENDENCE LEAD MINES CO
filed 2005-08-12
CIK 50073

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549
                     ___________

                      FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2005
                         OR
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

There were 4,825,793 shares of the issuer's common stock, par value $1.00, outstanding as of July 1, 2005.

        INDEPENDENCE LEAD MINES COMPANY QUARTERLY REPORT
              ON FORM 10-QSB FOR THE QUARTERLY PERIOD
                       ENDED JUNE 30, 2005


TABLE OF CONTENTS                              Page

PART I   FINANCIAL INFORMATION
Item 1:  Financial Statements . . . . . . . . . . . . . . .  1

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . .   1

Item 3:  Controls and Procedures . . . . . . . . . . . . .   4

PART II   OTHER INFORMATION

Item 1:  Legal Proceedings . . . . . . . . . . . . . . . .   4

Item 2:  Unregistered Sales of Equity Securities
           and Use of Proceeds . . . . . . . . . . . . . .   4

Item 3:  Defaults upon Senior Securities . . . . . . . . .   4

Item 4:  Submission of Matters to a Vote of Security Holders.4

Item 5:  Other Information . . . . . . . . . . . . . . . . . 4

Item 6:  Exhibits . . . . . . . . . . . . . . . . . . . . . .5

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . 6

PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The unaudited financial statements of Independence Lead Mines
Company (the "Company") for the period covered by this report are included elsewhere in this report, beginning at page F/S 1.

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

FOEWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-QSB, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and the Company's future results that are subject to the safe harbors created under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 ("Exchange Act"). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company's management. Words such as "experts," "anticipates," "targets," "goals," "projects," "intends, "plans," "believes," "seeks," "estimates," "continues," "may," variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company's future financial performance, the Company's anticipated growth and potentials in its business and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified elsewhere herein and in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 under "Risk Factors." Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. The Company undertakes no obligation to revise or update any forward-looking statements for any reason.

OVERVIEW

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2005.

Six months ended June 30, 2005 Compared to six months ended June
30, 2004.

During the six months ended June 30, 2005 the Company realized no income. General and administrative expenses decreased to $37,987 for the six-month period ended June 30, 2005 as compared to $184,848 for the six-month period ended June 30, 2004. This decrease is principally attributed to decreased legal and consulting expenses incurred in the first six months of 2005. Legal and consulting expenses were higher in 2004 because of active litigation being carried on by the Company with Hecla Mining Company (see Item 1, Legal Proceedings, in Part II-Other Information). For the six months ended June 30, 2005, the Company experienced a net loss of $37,926, or $0.008 per share, compared to $184,846, or $0.042 per share, during the comparable period in the previous year.

Six months ended June 30, 2004 compared to the six months ended
June 30, 2003:

During the six months ended June 30, 2004 the Company realized no income. General and administrative expenses increased to $184,848 for the six-month period ended June 30, 2004 as compared to $39,600 for the six-month period ended June 30, 2003. This increase was principally attributed to increased legal expenses incurred in the second quarter of 2004. For the six months ended June 30, 2004 the Company experienced a net loss $184,846, or $0.042 per share, compared to a net loss of $31,574, during the comparable period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

The Company financed its obligations during the six months ended June 30, 2005 by selling 150,000 shares of its common stock at an average price of $0.54 per share. The Company's only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500. The Company has incurred operating losses since inception; these factors indicate doubt as to the ability of the company to continue business as a going concern. The financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern. In order to maintain operations, the Company will have to raise additional capital through loans or through the sale of securities. If the Company is unable to raise additional capital, it may have to cease operations.

In 1999 the Company acquired 38,436 shares of Independence Common Stock on the open market at an average price of $0.49 per share, and in 2000 the Company acquired 94,800 shares at an average price of $0.38 per share. These shares were carried as treasury stock by the Company, and in December 2003, 72,000 shares of treasury stock were sold for $0.70 per share. In the first quarter of 2004 an additional 25,036 shares of treasury stock were sold for $0.75 per share. The remaining 36,400 shares of treasury stock were sold in the second quarter of 2004 at an average price of $0.97 per share. During the year ended December 31, 2004 the Company sold 357,000 shares of common stock in a private placement at an average price of $0.62 per share and issued 10,000 shares for services received.

The current officers and directors of the Company serve without compensation and are not considered by the Company to be employees.

CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2005 WERE AS
FOLLOWS:

During the six-month period ended June 30, 2005, the Company's cash position increased by $53,829, due to the private placement sale of 150,000 shares of common stock at an average price of $0.54 per share, and the receipt of $9,000 in advance royalties. During this period, the Company used $26,671 in operating activities, principally in connection with its continuing litigation with Hecla Mining Company.

Effect of Recently Issued Accounting Pronouncements.

   In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.153 (hereinafter "SFAS No.153"). This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No.29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. SFAS No.153 amends APB Opinion 29 to eliminate the exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will not impact the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.152, which amends SFAS Statement No.66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects, does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will not impact the financial statements of the Company.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4" (hereinafter "SFAS No. 151"). This statement amends the guidance in ARB No.43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under some circumstances, SFAS No.151 mandates that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will not impact its financial statements.

ITEM 3. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES.

   The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-13(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Changes in Internal Control over Financial Reporting.

   There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

	PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is currently in litigation with Hecla Mining Company over Hecla's operation of the Lucky Friday Mine under the agreement covering the DIA Project. The Company has retained the Boise law firm of Marcus, Merrick, Christian and Hardee as it's attorneys. As required by terms of the 1968 Lease Agreement with Hecla Mining Company, our Company gave notice of termination of that agreement in early March 2002. This agreement covered the DIA Project, which is Hecla's principle operation at the Lucky Friday mine near Mullan, Idaho. Both parties agreed to waive the arbitration requirement contained in the lease and agreed to a trial without a jury

A nine-day trial was held from March 22nd through April 1st of 2004, and closing written arguments were submitted to the court by April 30, 2004. Further, the court required the parties to submit to the court a written rebuttal to the other party's closing arguments by May 17, 2004. On July 19, 2004 the court ruled in favor of Hecla Mining Company. Independence is currently in the process of appealing the court's opinion to the Idaho Supreme Court. As of the date of this Form 10QSB, a hearing date has not been set for the appeal.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS.

  During the six months ended June 30 the Company sold 150,000 shares of the company's common stock in private placement transactions without registration under the Securities Act in reliance upon the exemptions from the registration requirements provided by Section 4(2), and Rule 506 of Regulation D under the Securities Act. Proceeds have been used for Company operations and to finance the litigation with Hecla Mining Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the registrant's security holders during the period covered by this report. The Company has not had a meeting of shareholders since 1997.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) 	Documents which are filed as a part of this report:
   1. FINANCIAL STATEMENTS: The required financial statements are contained in Pages F/S-1 through F/S-7 of this Form 10-QSB.

   2. FINANCIAL STATEMENT SCHEDULES: Financial statement schedules have been omitted as they are not applicable or the information is included in the Financial Statements.

   3. EXHIBITS: The exhibits filed as part of this report and the exhibits incorporated herein by reference are listed in the
Exhibit Index at page E-1.

(b)  See (a)(3) above for all exhibits filed herewith.

(c) All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated
Financial Statements or related notes.

[The balance of this page has been intentionally left blank.]
                Page 5

              INDEPENDENCE LEAD MINES COMPANY
               (An Exploratory Stage Company)

                        SIGNATURES

   In accordance with Section 12, 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               INDEPENDENCE LEAD MINES COMPANY

                 By:  /s/ Bernard C. Lannen
                      ------------
                      Bernard C. Lannen, its
                      President
                      Date: August 12, 2005

                 By:  /s/ Wayne Schoonmaker
                      ------------
                      Wayne Schoonmaker, its
                      Principal Accounting Officer
                      Date: August 12, 2005

         EXHIBIT INDEX

31.1	Certification of Principal Executive Officer pursuant to
     Rule 13a-14(a) of the Exchange Act.  Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to
     Rule 13a-14(a) of the Exchange Act. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to
     18 U.S.C. Section 1350. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to
     18 U.S.C. Section 1350. Furnished herewith.

[The balance of this page has been intentionally left blank.]
                E 1

                        EXHIBIT 31.1

                INDEPENDENCE LEAD MINES COMPANY

          CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

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

4. The small business issuer's other certifying officer and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the small business issuer is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation, to the small business issuer's audit committee of the small business issuer's board of directors(or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize, and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls.

Date: August 12, 2005

      /s/ Bernard C. Lannen
      ------------
      President

        E 2

                     EXHIBIT 31.2

          INDEPENDENCE LEAD MINES COMPANY

        CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

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

4. The small business issuer's other certifying officer and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the small business issuer is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation, to the small business issuer's audit committee of the small business issuer's board of directors(or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize, and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls.

Date: August 12, 2005

      /s/ Wayne L. Schoonmaker
      ------------
      Principal Financial Officer

          E 3

               EXHIBIT 32.1

         CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350,
          AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Independence Lead Mines Company (the "Company") on Form 10-QSB for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bernard C. Lannen, President of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Bernard C. Lannen
-----------
President

Dated: August 12, 2005

              E 4

                    EXHIBIT 32.2

             CERTIFICATION PURSUANT TO
              18 U.S.C. SECTION 1350,
              AS ADOPTED PURSUANT TO
   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Independence Lead
Mines Company (the "Company") on Form 10-QSB for the period ended
June 30, 2005, as filed with the Securities and Exchange
Commission on the date hereof (the "Report"), I, Wayne L.
Schoonmaker, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ Wayne L. Schoonmaker
------------
Principal Financial Officer

Dated: August 12, 2005

               E 5

              INDEPENDENCE LEAD MINES COMPANY

               INDEX TO FINANCIAL STATEMENTS

                                                        PAGE
Balance Sheets as of June 30, 2005
  and December 31, 2004 . . . . . . . . . . . . . . . F/S 2

Statements of Operations for the three
  and six-month periods ended
  June 30, 2005 and June 30, 2004 . . . . . . . . . . F/S 3

Statements of Cash Flow for the six-
  month periods ended June 30, 2005
  and June 30, 2004  . . . . . . . . . . . . . . . .  F/S 4

Notes to Interim Financial Statements . . . . . . . . F/S 5

	[The balance of this page has been intentionally left blank.]
                         F/S 1

              INDEPENDENCE LEAD MINES COMPANY
               (AN EXPLORATORY STAGE COMPANY)
                  BALANCE SHEET - UNAUDITED

                           ASSETS
                            June 30, 2005     DECEMBER 31, 2004
                            --------------     ------------
CURRENT ASSETS:
  Cash                               $ 108,494         $ 54,665
  Royalties receivable                   1,500            1,500
  Investments                            1,006            1,006
                                         -----            -----
  Total current assets                 111,000           57,171
                                        ------           ------
PROPERTY AND EQUIPMENT, at cost:
  Equipment                                  0                0
  Less accumulated depreciation              0                0
                                           ---              ---
                                             0                0

  Mining property                    2,945,407        2,945,407
                                        ------           ------
  Total property and equipment       2,945,407        2,945,407

OTHER ASSETS:
  Refunds and deposits received        104,713          104,713
	Unrecovered exploration costs        187,920          187,920
                                         -----            -----
  Total assets                      $3,349,040      $ 3,295,211
                                       =======          =======
Table continued next page.

              INDEPENDENCE LEAD MINES COMPANY
               (AN EXPLORATORY STAGE COMPANY)
                  BALANCE SHEET - UNAUDITED

 	       LIABILITIES AND STOCKHOLDERS' EQUITY

                           June 30, 2005     DECEMBER 31, 2004
                             (Unaudited)           (Unaudited)
                           --------------      ------------
CURRENT LIABILITIES:
  Accounts payable                      $3,996          $ 1,741
  Accrued Expenses                           0                0
                                         -----            -----
  Total current liabilities              3,997            1,741
                                         -----            -----
DEFERRED INCOME:                       419,000          410,000
                                        ------           ------
STOCKHOLDERS' EQUITY:

  Common Stock, $1.00 par value,
   authorized 5,000,000 shares;
   4,825,793 shares issued at
   6/30/05 and 4,675,793 shares
   issued at 12/31/04                4,825,793        4,675,793
  Additional
  Paid-In Capital(Deficit)            (266,242)        (196,742)
                                        ------           ------
                                     4,504,551        4,479,051
 Deficit accumulated during
   the Exploration stage            (1,633,507)      (1,595,581)
                                       -------          -------
  Total Stockholders equity          2,926,044        2,883,470
                                      --------          --------
  Total liabilities and
   stockholders' equity             $3,349,040        $3,295,211
                                       =======           =======
The accompanying notes are an integral part of these financial statements.

           F/S 2


           INDEPENDENCE LEAD MINES COMPANY
            (AN EXPLORATORY STAGE COMPANY)

                STATEMENTS OF OPERATIONS

                                       QUARTER      SIX MONTHS    QUARTER      SIX MONTHS
                                       ENDED        ENDED         ENDED        ENDED
                                       JUNE 30,'05  JUNE 30,'05   JUNE 30,'04  JUNE 30,'04
                                       (Unaudited)  (Unaudited)   (Unaudited)  (Unaudited)
                                       -----------  -----------   -----------  -----------
REVENUE                                $      0      $     0       $      0      $     0

EXPENSES
Consulting                                4,062        5,937         34,750       40,109
Taxes and fees                              104          104            364          364
Office expense                               94           94          1,422        2,711
Office services                             150          300            150          300
Shareholder and Public Relations            443        1,093          2,094        2,684
Transportation and Travel                 1,459        1,459          2,200        2,800
Legal                                    21,000       29,000         71,090      135,880
                                          -----        -----          -----        -----
  Total expenses                         27,312       37,987        112,070      184,848
                                          -----       ------         ------       ------
LOSS FROM OPERATIONS                    (27,312)     (37,987)      (112,070)    (184,848)

OTHER INCOME AND (EXPENSE)

Interest, net                                20           61              2            2
                                            ---        -----          -----        -----
  Total other income                        $20          $61             $2           $2
                                            ---        -----          -----        -----
NET INCOME(LOSS)
  BEFORE INCOME TAXES                   (27,292)     (37,926)      (112,068)    (184,846)
Provision for income taxes                    0            0              0            0
                                          -----        -----          -----        -----
NET INCOME (LOSS)                       (27,292)     (37,926)      (112,068)    (184,846)
Table continues on next page.

           INDEPENDENCE LEAD MINES COMPANY
            (AN EXPLORATORY STAGE COMPANY)

                 STATEMENTS OF OPERATIONS
                     continued

                                       QUARTER      SIX MONTHS    QUARTER      SIX MONTHS
                                       ENDED        ENDED         ENDED        ENDED
                                       JUNE 30,'05  JUNE 30,'05   JUNE 30,'04  JUNE 30,'04
                                       (Unaudited)  (Unaudited)   (Unaudited)  (Unaudited)
                                       -----------  -----------   -----------  -----------
Income(Loss)per share                  ($0.006)     ($0.008)     ($0.025)     ($0.042)

Weighted average common
 shares outstanding                  4,775,793    4,750,793    4,459,126    4,357,414
-----------------------
The accompanying notes are an integral part of these financial statements.

                       F/S 3


           INDEPENDENCE LEAD MINES COMPANY
            (AN EXPLORATORY STAGE COMPANY)
                STATEMENTS OF CASH FLOW

                                           SIX MONTHS      SIX MONTHS
                                           ENDED           ENDED
                                           JUNE 30,2005    JUNE 30,2004
                                           (UNAUDITED)     (UNAUDITED)
                                           ----------      ----------
Operating Activities:
  Net income (loss)                           ($37,926)     ($184,846)

Adjustments to reconcile net
  loss to net cash
  used in operating activities:
Common stock issued for services                     0          8,000

Changes in operating assets and liabilities:
  (Increase) decrease in prepaid expenses            0              0
  (Increase) decrease in accounts receivable         0              0
  Increase (decrease) in accounts payable        2,255         (3,071)
  Increase (decrease) in deferred income         9,000          9,000
  Increase (decrease) in taxes payable               0              0
                                                 -----          -----
Net cash used in operating activities          (26,671)      (170,917)
                                                  ----           ----
Investing activities:
  Purchase of Company's capital stock                0              0
                                                   ---            ---
Net cash used in investing activities                0              0
                                                   ---            ---
Financing activities:
  Proceeds from the sale of Common Stock        80,500        166,441
  Retirement of director's shares                    0              0
  Repurchase and retirement of common stock          0              0
  Repayment of long-term debt                        0              0
                                                   ---            ---
Net cash provided by financing activities       80,500        166,441
                                                   ---            ---
Net increase (decrease) in cash                 53,829         (4,476)

Cash and cash equivalent, beginning of period   54,665         72,300
                                                 -----          -----
Cash and cash equivalent, end of period       $108,494        $67,824
                                                ======         ======
Supplemental Cash Flow Disclosures:
   Interest                                       $ 0            $ 0
   Income taxes                                   $ 0            $ 0

Non Cash Investing and Financing Activities:
   Common stock issued for services                 0          8,000
-----
The accompanying notes are an integral part of these financial statements.

                      F/S 4

           INDEPENDENCE LEAD MINES COMPANY
            (AN EXPLORATORY STAGE COMPANY)

         NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 -	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2-BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005

NOTE 3-RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (hereinafter "SFAS No. 153"). This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued Management believes the adoption of this statement will not impact the financial statements of the Company.

F/S-5
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends SFAS Statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects, does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will not impact the financial statements of the Company.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4" (hereinafter "SFAS No. 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under some circumstances, SFAS No. 151 mandates that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will not impact the financial statements of the Company.

NOTE 4-MARKETABLE SECURITIES

The Company's investments in equity securities are intended to be held for a short period and are classified as trading securities. These securities are recorded at fair value as current assets on the balance sheet under the caption of marketable securities. The Company's marketable securities consist of capital stock of other companies in the mining industry.

NOTE 5-MINERAL PROPERTIES

The Company is the owner of fifteen patented and fourteen unpatented mining claims. This claim group ("the property") is situated Northwest of Hecla Mining Company's Lucky Friday Mine in the Coeur d'Alene Mining District, Shoshone County, Idaho.
Adjacent are the community of Mullan and U.S. Interstate Highway
90.

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

By a second agreement also dated February 8, 1968 (the "(Lease Agreement"), Hecla leased the DIA Area for a period of fifty (50) years, subject to a 30-year extension, for the purpose of conducting mineral exploration and development of the DIA Area and mining such commercial ore as may be discovered in the DIA Area by Hecla.

The Lease Agreement provides that all costs and expenses incurred in the exploration, development, and operation of the DIA Area are to be paid by Hecla subject to the right of Hecla to be reimbursed for such costs and expenses, together with all advance royalties paid, out of any future net profits realized from the operation of the DIA Area. After recovery of Hecla's costs and expenses and amounts paid as advance royalties, and the establishment of a three month working capital reserve, net profit royalties are to be paid to the Company and the other property owners. The Company is currently receiving $1,500 per month in advance royalties.

NOTE 6-CAPITAL STOCK

Preferred Stock

The Company has no preferred stock authorized.

             F/S 6

Common stock:

In September 1997 the capitalization of the Company was increased from 4,000,000 shares to 5,000,000 shares of $1.00 par value common stock. During the year ended December 31, 2004 the Company sold 357,000 shares of common stock at an average of $0.62 per share and issued 10,000 shares of common stock for services received. In addition, the Company sold 61,436 shares of treasury stock at an average price of $0.88 per share. In the six months ended June 30, 2005 the Company sold 150,000 shares of its common stock at an average of $0.54 per share.

NOTE 7-OTHER ASSETS

In September 2004 the Company paid $104,713 to Hecla Mining Company as reimbursement for Hecla's legal fees incurred in the trial between the Company and Hecla. If the Company prevails in it's appeal of the court's adverse opinion, the $104,713 will be returned to the Company.

[The balance of this page has been intentionally left blank.]
        F/S 5