Form 10QSB
period 2005-09-30
INDEPENDENCE LEAD MINES CO
filed 2005-11-14
CIK 50073

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended September 30, 2005

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the transition period from _________ to _________

INDEPENDENCE LEAD MINES COMPANY

(Exact Name of Small Business Registrant as Specified in its Charter)

ARIZONA	001-00316	82-0131980
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

510 Cedar Street, Wallace, Idaho	83873
(Address of principal executive offices)	(Zip Code)

(208) 753-2525

(Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.

YES  [X]     NO   [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)  [ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 4,825,793 shares of the issuer’s common stock, par value $0.10, outstanding as of November 1, 2005.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

INDEPENDENCE LEAD MINES COMPANY

FORM 10-QSB

FOR THE QUARTERLY PERIOD

ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

Item 1:

Financial Statements

3

Item 2:

Management's Discussion and Analysis of Financial Condition and

Results of Operations

11

Item 3:   Controls and Procedures

14

PART II - OTHER INFORMATION

Item 1:

Legal Proceedings

15

Item 2:

Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3:

Defaults upon Senior Securities

15

Item 4:

Submission of Matters to a Vote of Security Holders

15

Item 5:

Other Information

15

Item 6:

Exhibits

15

Signatures

16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 incorporated by reference herein.

INDEPENDENCE LEAD MINES COMPANY

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheets as of September 30, 2005

  and December 31, 2004

5

Statements of Operations for the three and six-month periods

 Ended September 30, 2005 and September 30, 2004

6

Statements of Cash Flow for the nine-month periods

  Ended September 30, 2005 and September 30, 2004

7

Notes to Interim Financial Statements

8

INDEPENDENCE LEAD MINES COMPANY

(An Exploratory Stage Company)

BALANCE SHEET

ASSETS

         Sept. 30, 2005

      December 31, 2004

         (Unaudited)

      Unaudited

CURRENT ASSETS:

Cash

$ 95,248

$ 54,665

Royalties receivable

1,500

1,500

Marketable securities

         1,006

        1,006

Total current assets

       97,754

      57,171

PROPERTY AND EQUIPMENT, at cost:

Equipment

0

0

Less accumulated depreciation

                 0

                0

0

0

Mining property

   2,945,407

   2,945,407

Total property and equipment

 2,945,407

2,945,407

OTHER ASSETS:

Refunds and deposits receivable

104,713

104,713

Unrecovered exploration costs

     187,920

     187,920

Total assets

$3,335,794

$3,295,211

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable

$ 1,401

$ 1,741

Accrued Expenses

               0

               0

Total current liabilities

        1,401

        1,741

DEFERRED INCOME:

    423,500

    410,000

STOCKHOLDERS' EQUITY:

Common Stock, $0.10 par value, authorized

10,000,000 shares; issued, 4,825,793 shares at

 9/30/05 and 4,675,793 shares at 12/31/04.

482,579

467,579

Additional Paid-In Capital (deficit)

4,076,972

4,011,472)

4,559,551

4,479,051

Deficit accumulated during the

Exploration stage

(1,648,658)

(1,595,581)

Total Stockholders equity

  2,910,893

  2,883,470

Total liabilities and stockholders' equity

$3,335,794

$3,295,211

The accompanying notes are an integral part of these financial statements

INDEPENDENCE LEAD MINES COMPANY

(An Exploratory Stage Company)

STATEMENTS OF OPERATIONS

Quarter

Nine Months

Quarter

Nine Months

Ended

Ended

Ended

Ended

Sept. 30, 2005

Sept. 30, 2005

Sept. 30, 2004

Sept. 30, 2004

(Unaudited)

(Unaudited)

(Unaudited)

(Unaudited)

Revenue

$               0

$                0

$                0

$                0

Expenses

Consulting

1,313

7,250

750

40,859

Taxes and fees

20

124

45

409

Office expense

164

258

0

2,711

Office services

150

450

150

450

Shareholder and Public Relations

3,166

4,259

291

2,975

Transportation and Travel

0

1,459

0

2,800

Legal

      10,337

      39,337

      15,215

     151,095

Total expenses

      15,150

      53,137

      16,451

     201,299

Loss from Operations

(15,150)

(53,137)

(16,451)

(201,299)

Other Income and (expense)

Interest, net

                 0

               61

          (201)

           (199)

Total other income

                 0

               61

          (201)

           (199)

NET INCOME(LOSS)

  before income taxes

(15,150)

(53,076)

(16,652)

(201,498)

Provision for income taxes

                 0

                 0

                0

                 0

NET LOSS

($    15,150)

($    53,076)

($   16,652)

($  201,298)

Income (Loss) per share

      ($0.003)

      ($0.011)

      ($0.004)

      ($0.046)

Weighted average common

shares outstanding

4,825,793

4,763,293

4,515,126

4,409,985

____________________

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

(An Exploratory Stage Company)

STATEMENTS OF CASH FLOW

   Nine Months

   Nine Months

   Ended

   Ended

   Sept. 30, 2005

   Sept. 30, 2004

   (Unaudited)

   (Unaudited)

Operating Activities:

Net income (loss)

($53,076)

($201,498)

Adjustments to reconcile net loss to net cash

used in operating activities:

Common stock issued for services

0

8,000

Changes in operating assets and liabilities:

(Increase) decrease in prepaid expenses

0

(104,713)

(Increase) decrease in accounts receivable

0

0

Increase (decrease) in accounts payable

(341)

(2,880)

Increase (decrease) in deferred income

13,500

13,500

Increase (decrease) in taxes payable

                0

                0

Net cash used in operating activities

    (39,917)

   (287,591)

Investing activities:

Purchase of Company’s capital stock

               0

                0

Net cash used in investing activities

                0

                0

Financing activities:

Proceeds from sale of Common Stock

80,500

250,441

Retirement of director’s shares

0

0

Repurchase and retirement of common stock

0

0

Repayment of long-term debt

               0

               0

Net cash provided by financing activities

       80,500

    250,441

Net increase (decrease) in cash

40,583

(37,150)

Cash and cash equivalent, beginning of period

       54,665

      72,300

Cash and cash equivalent, end of period

$     95,248

$     35,150

Supplemental Cash Flow Disclosures:

Income taxes paid

0

0

Interest paid

0

204

Non-Cash Investing and Financing Activities:

Common stock issued for services

0

8,000

________________________

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

(An Exploratory Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

Note 1 - Organization and Description of business

Independence Lead Mines Company (“the Company”) is a corporation organized under the laws of the State of Arizona on September 16,1929. The Company is the owner of fifteen patented and fourteen unpatented mining claims. This claim group (the “property”) is situated Northwest of Hecla Mining Company’s Lucky Friday Mine in the Coeur d’Alene Mining District, Shoshone County Idaho. The Company’s property is part of the “DIA Area” which is currently being developed and mined by Hecla Mining Company. The Company has been in the exploration stage since its inception.  The Company’s only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500. In March 2002, the Company notified Hecla Mining Company that it considered the DIA Lease terminated and as a result would no longer accept advance royalty payments. Subsequent to that notice, the Company began accepting advance royalty payments, pending the outcome of the dispute between the Company and Hecla Mining Company. On July 19, 2004 the court ruled in favor of Hecla Mining Company. Subsequently, the Company has begun the process of appealing the court’s decision to the Idaho Supreme Court.

Note 2 – Basis of Presentation

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements deo not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Operating results for the nine month period ended Sept. 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005

INDEPENDENCE LEAD MINES COMPANY

(An Exploratory Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

Note 3 – Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (hereinafter “SFAS No. 153”).  This statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that opinion, however, included certain exceptions to that principle.  SFAS No. 153 amends APB Opinion 29 to eliminate the exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued.  Management believes the adoption of this statement will not impact the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends SFAS Statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.”  This statement also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects, does not apply to real estate time-sharing transactions.  The  accounting for those operations and costs is subject to the guidance in SOP 04-2.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Management believes the adoption of this statement will not impact the financial statements of the Company.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (hereinafter “SFAS No. 151”).  This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Under some circumstances, SFAS No. 151 mandates that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges.  In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Management believes the adoption of this statement will not impact the financial statements of the Company.

Note 4 – Marketable Securities

The Company’s investments in equity securities are intended to be held for a short period and are classified as trading securities.  These securities are recorded at fair value as current assets on the balance sheet under the caption of marketable securities.  The Company’s  marketable securities consist of capital stock of other companies in the mining industry.

INDEPENDENCE LEAD MINES COMPANY

(An Exploratory Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

Note 5 – Mineral Properties

The Company is the owner of fifteen patented and fourteen unpatented mining claims.  This claim group (“the property”) is situated Northwest of Hecla Mining Company’s Lucky Friday Mine in the Coeur d’Alene Mining District, Shoshone County, Idaho.  Adjacent are the community of Mullan and U.S. Interstate Highway 90.

Pursuant to the terms of an agreement dated February 8, 1968, among Hecla Mining Company (“Hecla”), Day Mines, Inc. (“Day”), Abot Mining Company (“Abot”), and the Company (the “Unitization Agreement”), the Eastern portion of the Company’s Property (approximately five-eighths of the Property) was unitized with certain adjoining and near-by properties owned by Day and Abot into a unitized area, consisting of 55 claims, (known as the “DIA Area”).

By a second agreement also dated February 8, 1968 (the “(Lease Agreement”), Hecla leased the DIA Area for a period of fifty (50) years, subject to a 30-year extension, for the purpose of conducting mineral exploration and development of the DIA Area and mining such commercial ore as may be discovered in the DIA Area by Hecla.

The Lease Agreement provides that all costs and expenses incurred in the exploration, development, and operation of the DIA Area are to be paid by Hecla subject to the right of Hecla to be reimbursed for such costs and expenses, together with all advance royalties paid, out of any future net profits realized from the operation of the DIA Area.  After recovery of Hecla’s costs and expenses and amounts paid as advance royalties, and the establishment of a three month working capital reserve, net profit royalties are to be paid to the Company and the other property owners.  The Company is currently receiving $1,500 per month in advance royalties.

Note 6 – Capital Stock

Preferred Stock

The Company has no preferred stock authorized.

Common stock:

In September 1997 the capitalization of the Company was increased from 4,000,000 shares to 5,000,000 shares of $1.00 par value common stock. In September 2005 the capitalization of the Company was increased from 5,000,000 shares of $1.00 par value common stock  to 10,000,000 shares of $0.10 par value common stock.  The common stock and additional paid-in capital accounts at December 31, 2004 have been re-stated to reflect the change in capitalization.  During the year ended December 31, 2004 the Company sold 357,000 shares of common stock at an average of $0.62 per share and issued 10,000 shares of common stock for services received.  In addition, the Company sold 61,436 shares of treasury stock at an average price of $0.88 per share.   In the nine months ended September 30, 2005 the Company sold 150,000   shares of its common stock at an average of $0.54 per share.  There were no shares sold in the third quarter 2005.

Note 7 – Other Assets

In September 2004 the Company paid $104,713 to Hecla Mining Company as reimbursement for Hecla’s legal fees incurred in the trial between the Company and Hecla. If the Company prevails in it’s appeal of the court’s adverse opinion, the $104,713 will be returned to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of the Company’s future financial performance, the Company’s anticipated growth and potentials in its business, and other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified elsewhere herein and in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 under “Risk Factors.”  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  The Company undertakes no obligation to revise or update any forward-looking statements for any reason.

Overview

The Company is the owner of fifteen patented and fourteen unpatented mining claims. This claim group (“the property”) is situated Northwest of Hecla Mining Company’s Lucky Friday Mine in the Coeur d’Alene Mining District, Shoshone County Idaho. Adjacent is the community of Mullan and U.S. Interstate Highway 90.

Pursuant to the terms of an agreement dated February 8, 1968, among Hecla Mining Company (“Hecla”), Day Mines, Inc. (“Day”), Abot Mining Company (“Abot”), and the Company (the “Unitization Agreement”), the Eastern portion of the Company’s Property (approximately five-eighths of the Property) was unitized with certain adjoining and near-by properties owned by Day and Abot into a unitized area, consisting of 55 claims, (known as the “DIA Area”). Under the terms of the Unitization Agreement, ores and minerals in place are owned by the parties thereto in the following percentages:

Day (now Hecla by merger)

47.70%

Independence

46.30%

Abot

6.00%

By a second agreement also dated February 8, 1968 (the “Lease Agreement”), Hecla leased the DIA Area for a period of fifty (50) years, subject to a 30-year extension, for the purpose of conducting mineral exploration and development of the DIA Area and mining such commercial ore as may be discovered in the DIA Area by Hecla.

The Lease Agreement provides that all costs and expenses incurred in the exploration, development, and operation of the DIA Area are to be paid by Hecla subject to the right of Hecla to be reimbursed for such costs and expenses, together with  all advance royalties paid, out of any future net profits realized from the operation of the DIA Area. After recovery of Hecla’s costs and expenses and amounts paid as advance royalties, and the establishment of a three month working capital reserve, net profit royalties are to be paid to the Company and the other property owners as follows:

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

Since June 30, 1999 the Company has experienced substantial differences with the Lessee. In January 1997, Hecla chose to go forward with the DIA Project’s Phase III and by June 1, 1998 the Project reached full production. In the first year of full production the Project lost $785,000 after mining and milling 260,000 tons. Independence requested Hecla to stop mining to prevent loss of the resource. Hecla’s management has refused all requests to act with prudence, and continues to mine at this writing. Since Hecla chose to go forward with Phase III, through the end of 2004 there have been 1,428,000 tons mined and milled and all development costs have been lost.  Request for prudence over the years has failed. During 2003 Hecla mined and milled 151,991 tons containing 15.76 oz. Silver per ton, 9.05% lead, and 2.18% zinc, and during 2004 164,624 tons were mined and milled assaying 13.17 oz. silver per ton, 7.78% lead, and 2.36% zinc.   For the year 2003 the Project lost $723,147 and for the year 2004 the Project lost $3,000,605.   The DIA Project total cost at December 31, 2004 was $36,353,259. We believe the record indicates the DIA Project was not viable to undertake with the mining method chosen and the existing economic conditions, and did not justify the start-up of a large mining operation on the Lessor’s property.

Results of Operations for the Period Ended September 30, 2005.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004:

During the nine months ended September 30, 2005 the Company realized no income.  General and administrative expenses decreased to $53,137 for the nine-month period ended September 30, 2005 as compared to $201,299 for the nine-month period ended September 30, 2004.  This decrease is principally due to decreased legal and consulting expenses incurred in the first nine months of 2005.  Legal and consulting expenses were higher in 2004 because of active litigation being carried on by the Company with Hecla Mining Company (see Item 1, Legal Proceedings, in Part II – Other Information).  For the nine months ended September 30, 2005, the Company experienced a loss of $53,076, or $0.011 per share, compared to $201,498, or $0.046 per share, during the comparable period in the previous year.

Nine months ended September 30, 2004 compared to the nine months ended September30, 2003:

During the nine months ended September 30, 2004 the Company realized no income.  General and administrative expenses increased to $201,299 for the nine-month period ended September 30, 2004 as compared to $87,743 for the nine-month period ended September 30, 2003.  This increase was principally attributed to increased legal expenses incurred in the second and third quarters of 2004,  For the nine months ended September 30, 2004 the Company experienced a net loss $201,498, or $0.046 per share, compared to a net loss of $77,978, during the comparable period in the previous year.

Liquidity and Capital Resources.

The Company financed its obligations during the nine months ended September 30, 2005 by selling 150,000 shares of its common stock at an average price of $0.54 per share.  The Company’s only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500.  The Company has incurred operating losses since inception; these factors indicate doubt as to the ability of the company to continue business as a going concern.  The financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.  In order to maintain operations, the Company will have to raise additional capital through loans or through the sale of securities.  If the Company is unable to raise additional capital, it may have to cease operations.

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

Cash Flows for the Nine Months Ended September 30, 2005 were as follows:

During the nine-month period ended September 30, 2005, the Company’s cash position increased by $40,583, due to the private placement sale of 150,000 shares of common stock at an average price of $0.54 per share, and the receipt of $13,500 in advance royalties.  During this period, the Company used $39,917 in operating activities, principally in connection with its continuing litigation with Hecla Mining Company.

Effect of Recently Issued Accounting Pronouncements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (hereinafter “SFAS No. 153”).  This statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that opinion, however, included certain exceptions to that principle.  SFAS No. 153 amends APB Opinion 29 to eliminate the exception for  exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued.  Management believes the adoption of this statement will not impact the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends SFAS Statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.”  This statement also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects, does not apply to real estate time-sharing transactions.  The  accounting for those operations and costs is subject to the guidance in SOP 04-2.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Management believes the adoption of this statement will not impact the financial statements of the Company.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (hereinafter “SFAS No. 151”).  This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Under some circumstances, SFAS No. 151 mandates that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges.  In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Management believes the adoption of this statement will not impact its financial statements.

ITEM 3.    Controls and Procedures

Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-13(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently in litigation with Hecla Mining Company over Hecla’s operation of the Lucky Friday Mine under the agreement covering the DIA Project.  The Company has retained the Boise law firm of Marcus, Merrick, Christian and Hardee as it’s attorneys.  As required by terms of the 1968 Lease Agreement with Hecla Mining Company, our Company gave notice of termination of that agreement in early March 2002. This agreement covered the DIA Project, which is Hecla's principle operation at the Lucky Friday mine near Mullan, Idaho. Both parties agreed to waive the arbitration requirement contained in the lease and agreed to a trial without a jury

A nine-day trial was held from March 22nd through April 1st of 2004, and closing written arguments were submitted to the court by April 30, 2004.  Further, the court required the parties to submit to the court a written rebuttal to the other party’s closing arguments by May 17, 2004.  On July 19, 2004 the court ruled in favor of Hecla Mining Company.  Independence is currently in the process of appealing the court’s opinion to the Idaho Supreme Court.  As of the date of this Form 10QSB, a hearing date has not been set for the appeal.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30 the Company sold 150,000 shares of the company’s common stock in private placement transactions without registration under the Securities Act in reliance upon the exemptions from the registration requirements provided by Section 4(2), and Rule 506 of Regulation D under the Securities Act.  Proceeds have been used for Company operations and to finance the litigation with Hecla Mining Company.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s annual meeting of shareholders was held on September 23, 2005.  The following items were submitted to a vote of the shareholders at the meeting and approved.

a)

Re-election of five directors to serve for terms ranging from one year to three years.

b)

Amendment of the Company’s Articles of Incorporation to increase the capitalization of the Company from 5,000,000 shares of $1.00 par value common stock to 10,000,000 shares of $0.10 par value common stock.

Item 5. Other Information.

None.

Item 6.    Exhibits.

Exhibit 31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

Exhibit 32.1

Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2

Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

INDEPENDENCE LEAD MINES COMPANY

By:

/s/ Bernard C. Lannen

Bernard C. Lannen, its

President

Date:  November 10, 2005

By:

/s/ Wayne L. Schoonmaker

Wayne L. Schoonmaker, its

Principal Accounting Officer

Date:  November 10, 2005

16