Form 10KSB
period 2005-12-31
INDEPENDENCE LEAD MINES CO
filed 2006-03-29
CIK 50073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

[  ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                                     to

Commission file number 001-00316

INDEPENDENCE LEAD MINES COMPANY

(Name of small business issuer in its charter)

         ARIZONA

82-0131980

(State or other jurisdiction of incorporation)

           (IRS Employer Identification No.)

P O BOX 717

WALLACE, IDAHO 83873

(Address of principal executive offices)

Issuer’s telephone number:  (208) 753-2525

Securities registered pursuant to Section 12 (b) of the Act:   None

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock,

Par Value $0.10 per Share

Title of each class

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]    No [  ]

State issuer’s revenues for its most recent fiscal year.    None

At March 21, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was $3,384,913.

The number of shares of common stock outstand as of March 21, 2006 was 4,975,793.

Transitional Small Business Disclosure Format (check one):    Yes [   ]    No [X]

Documents incorporated by reference:  See exhibit table, page 8

INDEPENDENCE LEAD MINES COMPANY ANNUAL REPORT

ON FORM 10-KSB FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2005

TABLE OF CONTENTS

                   Page

PART I

FORWARD-LOOKING STATEMENTS

i

Item 1.

Description of Business

1

Item 2.

Description of Property

2

Item 3.

Legal Proceedings

3

Item 4.

Submission of Matters to a Vote of Security Holders

3

PART II

Item 5.

Market for the Common Equity and Related Stockholder Matters

4

Item 6.

Management’s Discussion and Analysis or Plan of Operation

4

Item 7.

Financial Statements

4

Item 8.

Changes in and Disagreements with Accountants

On Accounting and Financial Disclosure

5

Item 8A.

Controls and Procedures

5

Item 8B.

Other Information

5

PART III

Item 9.

Directors and Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

6

Item 10

.Executive Compensation

6

Item 11.

Security Ownership of Certain Beneficial

Owners and Management and Related Stockholder Matters

7

Item 12.

Certain Relationships and Related Transactions

7

Item 13.

Exhibits

7

Item 14.

Principal Accountant Fees and Services

8

Index to Financial Statements

.F/S-i

Signatures

21

INDEPENDENCE LEAD MINES COMPANY ANNUAL REPORT

ON FORM 10-KSB FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2005

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements regarding future events and Independence Lead Mines Company’s (the “Company’s”) future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management.  Words such as “expects,” “anticipates,” targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of the Company’s future financial performance, the Company’s anticipated growth and potentials in its business, and other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified elsewhere herein, including under “Risk Factors.”  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  The Company undertakes no obligation to revise or update any forward-looking statements for any reason.

INDEPENDENCE LEAD MINES COMPANY ANNUAL REPORT

ON FORM 10-KSB FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2005

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

OVERVIEW

Independence Lead Mines Company (the “Company”) is a corporation organized under the laws of the State of Arizona on September 16, 1929. The Company is the owner of fifteen patented and seventeen unpatented mining claims. This claim group (the “property”) is situated Northwest of Hecla Mining Company’s Lucky Friday Mine in the Coeur d’Alene Mining District, Shoshone County Idaho. Adjacent is the community of Mullan and U.S. Interstate Highway 90.

Pursuant to the terms of an agreement dated February 8, 1968, among Hecla Mining Company (“Hecla”), Day Mines, Inc. (“Day”), Abot Mining Company (“Abot”) and the Company (the “Unitization Agreement”), the Eastern portion of the Company’s Property (approximately five-eighths of the total area of the Property) was unitized with certain adjoining and near-by properties owned by the Day and Abot into a unitized area, consisting of 55 claims, (known as the “DIA Area”). Under the terms of the Unitization Agreement, ores and minerals in place are owned by the parties thereto in the following percentages:

Day (now Hecla by merger)

47.70%

Independence

46.30%

Abot (now Hecla by purchase)

  6.00%

By a second agreement also dated February 8, 1968, (the “Lease Agreement”), Hecla leased the DIA Area for a period of fifty (50) years, subject to a 30-year extension, for the purpose of conducting mineral exploration and development of the DIA Area and mining such commercial ore as may be discovered in the DIA Area by Hecla. In the seventies Hecla performed exploration from what is called the 4050 foot level. Hecla reentered this level in the early nineties performing additional exploration. This work led to a deeper exploration effort from the 4900 level. In mid 1995 a 4,500 foot tunnel was started from Hecla’s Silver Shaft to the mineral zone. The DIA Project was divided into Phase I, II and III. By December 31, 1996 Phase I and II had been completed and a promising deposit had been identified. The total cost of the project from the time of its inception was less than $16,000,000.

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

The western portion of the Company’s property is not under the DIA Area agreement. West Independence, as it is called, consists of 10 patented mining claims of which four (4) claims are partly included in the DIA Area agreement. Patented acres owned are listed below.

West Independence Acres

  81.362

East Independence Acres

  91.808

Total Acres

173.170

Since June 30, 1999 the Company has experienced substantial differences with the Lessee. In January 1997 Hecla chose to go forward with the DIA Projects Phase III and by June 1, 1998 the Project reached full production. In the first year of full production the Project lost $785,000 after mining and milling 257,605 tons. Independence requested Hecla to stop mining to prevent loss of the resource. Hecla’s management has refused all requests to act with prudence, and continues to mine at this writing. Since Hecla chose to go forward with Phase III, through the end of 2004 there have been approximately 1,428,000 tons mined and milled and all development costs have been lost. Request for prudence over the years have failed. During 2003 Hecla mined and milled 151,991 tons containing 15.76 oz. silver per ton, 9.05% lead, and 2.18% zinc, and during 2004 164,624 tons were mined and milled assaying 13.17 oz. silver per ton, 7.78% lead, and 2.36% zinc.  For the year 2003 the Project lost   $723,147 and for the year 2004 the Project lost $3,000,605. The DIA Project total cost at December 31, 2004 was $36,353,259, and as of December 2005 Hecla has reported mining and milling 1,723,510 tons over the life of the DIA Project.  Total un-recouped project costs reached a new high of $43,279,805. We believe the record indicates the DIA Project was not viable to undertake with the mining method chosen and the existing economic conditions, and did not justify the start-up of a large mining operation on the Lessor’s property.

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

ITEM 2.

DESCRIPTION OF PROPERTY

By an agreement dated February 8, 1968 among the Company and the owners of other adjacent or neighboring mining properties, the Company and the owners of the other properties entered into certain agreements, the general effect of which was to establish certain vertical boundaries between their respective properties and to waive certain existing or potential claims to extra-lateral rights to veins or ores found outside of the vertical boundaries of their respective properties. The Property of the Company is subject to this agreement.  Pursuant to existing law, the Company is required to pay $125 per claim as a rental fee in order to maintain possessory title to such properties. This requirement has been performed by Hecla Mining Company under the terms of the February 8, 1968 agreements described in Item 1 of this report.

Further information regarding the Properties of the Company is set forth in this report under “Item 1.

Business” and is incorporated herein by reference.

ITEM 3.

LEGAL PROCEEDINGS

The Company is currently in litigation with Hecla Mining Company over Hecla’s operation of the Lucky Friday Mine under the agreement covering the DIA Project.  The Company has retained the Boise, Idaho law firm of Marcus, Merrick, Christian and Hardee as its attorneys.   As required by terms of a 1968 Lease Agreement with Hecla Mining Company, our Company gave notice of termination of that agreement in early March 2002. This agreement covered the DIA Project, which is Hecla’s principle operation at the Lucky Friday Mine near Mullan, Idaho. Both parties agreed to waive the arbitration requirement contained in the lease and agreed to a trial without a jury.

A nine-day trial was held from March 22nd through April 1st of 2004, and closing written arguments were submitted to the court by April 30th.  Further, the court required the parties to submit to the court a written rebuttal to the other party’s closing arguments by May 17, 2004. On July 19, 2004 the court ruled in favor of Hecla Mining Company.  At the end of the trial Hecla’s management had mined and milled a reported 1,350,680 tons of mineralized material, thus destroying its future potential to become ore.  The first District Court chose not to hold Hecla’s management accountable for their actions of waste by ruling in favor of Hecla, while at the same time, the court acknowledged that Hecla’s management did not act in the interest of Independence.

The Company appealed the District Court’s ruling to the Idaho Supreme Court.  On February 6, 2006 Independence Lead Mines Company, in the case of Independence Lead Mines Company, (Plaintiff) vs. Hecla Mining Company (Defendant), Docket No. 31042 presented oral arguments before the Idaho Supreme Court in Boise.  This is a continuation of  the Company’s assertion of a claim of breach of contract and waste, seeking declaratory and injunctive relief, relating to Hecla’s operation on mining claims it leased from Independence.  The Company is presently awaiting the court’s ruling.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company’s annual meeting of shareholders was held on September 23, 2005.  The following items were submitted to a vote of the shareholders at the meeting and approved.

a)

Re-election of five directors to serve for terms ranging from one year to three years.

b)

Amendment of the Company’s Articles of Incorporation to increase the capitalization from 5,000,000 shares of $1.00 par value common stock to 10,000,000 shares of $0.10 par value common stock.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s shares are traded on the “pink sheets” under the symbol “ILDM.PK.”   The market price ranges of the Company’s common stock during the years 2005 and 2004, respectively, were as follows:

Fiscal Year

High Closing

Low Closing

2004

First Quarter

Not available

Not available

Second Quarter

$1.65

$1.35

Third Quarter

$0.70

$0.45

Fourth Quarter

$0.55

$0.40

2005

First Quarter

$0.70

$0.60

Second Quarter

$0.58

$0.47

Third Quarter

$0.70

$0.55

Fourth Quarter

$0.80

$0.54

As of March 22, 2006, the closing bid quotation for the Company’s common stock was $0.85 per share as quoted by the NASD OTC BB exchange.

These quotation reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

As of December 31, 2005, the Company had approximately 2,100 holders of record of its common stock.

(a)

No dividends were paid by the Registrant in 2005 or 2004, and the Company has no plans to pay a dividend in the foreseeable future.

During the year ended December 31, 2005, the Company sold 300,000 shares of common stock at an average price of  $0.54 per share.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

The Company’s operations have been funded solely by the receipt of advance royalties from Hecla Mining Company of $1,500 per month, and from the occasional sale of the Company’s common stock in private placement.  The Company has no other source of funds.  The Company’s properties have been leased to Hecla since 1968 and capital improvements on the property are paid by Hecla in accordance with the terms of the lease.  The Company has no long-term debt, and current assets consist almost entirely of cash.

The Company’s current plan of operation is to pursue it’s litigation with Hecla Mining Company.  The outcome of that litigation will determine the future plans of the Company.

ITEM 7.

FINANCIAL STATEMENTS.

 The selected financial data set forth below has been derived from, and should be read in conjunction with the Company’s financial statements and the notes thereto, and Item 6 of this report entitled “Management’s Discussion and Analysis or Plan of Operation.  The selected financial data for the two years ended December 31, 2005 have been derived from the Company’s financial statements beginning on page F/S-1, and incorporated by reference herein.

Selected Financial Data

Summary of Statements of Operations:

Year ended December 31,

2005

2004

2003

Net Revenues

-0-

-0-

-0-

Net Income (Loss)

(170,597)

(212,710)

(145,485)

Net Income (Loss)

Per share

(0.04)

(0.05)

(0.03)

Selected Balance Sheets:

2005

2004

2003

Current Assets

176,028

57,170

74,806

Current Liabilities

5,482

1,741

3,394

Working Capital

170,546

55,429

71,412

Total Assets

3,309,355

3,295,210

3,208,133

Deferred Income

428,000

410,000

392,000

Long-Term Debt

-0-

- 0 -

- 0 -

Stockholders' Equity

2,875,873

2,883,470

2,812,739

ITEM 8

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..

Not applicable.

ITEM 8A.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure control and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal period to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION.

Not Applicable.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The officers and directors of the Company are as follows:

Name of Executive
Officers and Directors		Brief profile of
And Position Held	Age	Officers and Directors

Bernard C. Lannen	69	Semi Retired
President and Director		Former Director of Lucky
		Friday Extension Mining Company
Wayne L. Schoonmaker	68	Certified Public Accountant,
Secretary/Treasurer		Secretary/Treasurer of Metalline Mining Company, Accounting Manager of Revett Silver Company’s Troy Mine.

Forrest G. Godde	89	President of Corporate Ranches in
Director		California and Nevada, Director of Mineral Mountain Mining

Robert Bunde	67	Semi retired farmer with investments in
Director		the mining field.

Gordon Berkhaug	71	Management of real estate investments
Director		with experience in the mining field

All directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified.  The Company’s officers are elected by the Board of Directors at the annual meeting and serve at the discretion of the Board of Directors.

The Company’s Board of Directors is responsible for the oversight and management of the Company.  The Board does not have a separately-designated standing audit committee because the entire Board of Directors acts as the Company’s audit committee.  The Board has not designated an audit committee financial expert, as that term is defined in the Exchange Act rules promulgated by the SEC, because of the size of the Board.

Code of Ethics

The Company has not yet adopted a code of ethics that applies to the Company’s principal executive officer, and principal financial officer because of the limited size of the Company and its management team.

ITEM 10.

EXECUTIVE COMPENSATION

The directors and officers of this company are not considered employees. There was no remuneration paid to any of the directors and officers of this company during the fiscal year ended December 31, 2005, other than the payment of $1,200 to the Treasurer for accounting services.  The directors do not receive any compensation for serving as members of the Board of Directors.  There are no contractual arrangements with any member of the Board of Directors.

No retirement benefit, bonus, stock option or other remuneration plans are in effect with respect to the Company’s officers and directors.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the common stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock, each director individually, and all officers and directors of the Company as a group.  Each person has sole voting and investment power with respect to the shares of common stock shown, unless otherwise noted, and all ownership is of record and beneficial.

The following tabulation shows the beneficial ownership’s of the Company’s officers and directors in the securities of the Company as of March 20, 2005:

Name	Shares of Common Stock Beneficially Owned	Approximate Percentage of Class
W. Duff Gordon	297,500	5.98

Bernard C. Lannen	315,292	6.34
Wayne L. Schoonmaker	4,000	*
Forrest G. Godde	(1) 95,000	1.91
Robert Bunde	(2) 199,500	4.01
Gordon Berkhaug	82,250	1.65
All directors and officers as a group (5 persons)	696,042	13.99
* Less than 1.0% (1) Includes 45, 000 shares that represent Mr. Godde’s 50% interest in the Godde 1980 Trust. (2) Includes 72,000 shares held by Mr. Bunde as guardian for minors.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.

EXHIBITS.

EXHIBIT NO.

EXHIBIT

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

10.2

Agreement dated February 8, 1968 among Hecla Mining Company, Day Mines, Inc., Independence Lead Mines Company and Abot Mining Company, previously filed as Exhibit 10.2 to Form 10-K for 1983 and incorporated by reference herein.

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

32.1

Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.  Furnished herewith.

32.2

Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.  Furnished herewith.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company is currently completing audits for the years ended 2004 and 2005.  When charges have been billed, the Company will report expenses for accounting and services

INDEPENDENCE LEAD MINES COMPANY

INDEX TO FINANCIAL STATEMENTS

Page

FINANCIAL STATEMENTS:

Balance Sheets as of December 31, 2005 and

December 31, 2004…………………………………………………………………F/S-1

Statements of Operations and Deficit Accumulated

 for the Years Ended December 31, 2005 and

December 31, 2004…………………………………………………………………F/S-2

Statements of Cash flows for the years ended December 31, 2005 and December 31, 2004……………………………………………………………F/S-3

Notes to Financial Statements……………………………………………………...F/S-4

The Company’s financial statements are unaudited, pending completion of audits of prior year’s financial statements and the resolution of accounting issues.

F/S-i

INDEPENDENCE LEAD MINES COMPANY

BALANCE SHEETS

December 31, 2005 and 2004

	2005 (Unaudited)	2004 (Unaudited)

ASSETS
CURRENT ASSETS
Cash	173,522	56,665
Royalties receivable	1,500	1,500
Investments	1,006	1,006
Total current assets	176,028	57,171

PROPERTY AND EQUIPMENT, at cost
Equipment	-	-
Less accumulated depreciation	-	-

Mining property	2,945,407	2,945,407
	2,945,407	2,945,407
OTHER ASSETS
Unrecovered exploration costs	187,920	187,920
Refunds and deposits receivable	0	104,713
Total Assets	3,309,355	3,295,211

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	5,482	1,741
Accrued Expenses	0	0
Total current liabilities	5,482	1,741

DEFERRED INCOME	428,000	410,000

STOCKHOLDERS’ EQUITY
Common stock, $0.10 par value; authorized
10,000,000 shares; issued 4,975,793 shares at
at 12/31/05 and 4,675.793 at 12/31/04	497,579	467,579

Additional Paid in Capital (deficit)	4,144,472	4,011,472
	4,642,051	4,479,051

Less deficit accumulated	(1,766,178)	(1,595,581)
Total Stockholder’s equity	2,883,470	2,883,470

Total Liabilities & Stockholders’ equity	3,309,355	3,295,211
The accompanying notes are an integral part of these financial Statements.

F/S-1

INDEPENDENCE LEAD MINES COMPANY

STATEMENT OF OPERATIONS AND DEFICIT ACCUMULATED

For the years ended December 31, 2005 and 2004

2005

2004

(Unaudited)

(Unaudited)

Revenue

$                0

$                0

Expenses

  Management and Director fees

0

0

  Licenses and fees

178

409

  Office and administration

1,723

2,265

  Office services

600

600

  Shareholder Relations

5,542

5,437

  Consulting

7,327

41,484

  Transportation

3,643

5,372

  Accounting

7,080

850

  Legal

      144,652

      156,094

     Total Expenses

      170,745

      212,511

Loss from Operation

(170,745)

(212,511)

Other Income and (Expense)

    Interest, net

             148

           (199)

     Total Other Income (Expense)

             148

           (199)

Net Income (Loss) before Income Taxes

(170,597)

(212,710)

  Provision for income taxes

                 0

                 0

     Net Income (Loss)

(170,597)

(212,710)

DEFICIT accumulated, beginning of period

(1,595,581)

(1,382,871)

DEFICIT accumulated, end of period

$(1,766,178)

$(1,595,581)

=========

=========

GAIN (LOSS) PER SHARE

$         (0.04)

$         (0.05)

Weighted average common

  Shares outstanding

    4,805,793

    4,456,226

The accompanying notes are an integral part of these financial statements.

F/S-2

INDEPENDENCE LEAD MINES COMPANY

STATEMENT OF CASH FLOWS

For the years ended December 31, 2005 and 2004

2005

2004

(Unaudited)

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)

$ (170,597)

$ (212,710)

  Adjustment to reconcile net Loss to

    net cash provided by Operating Activities:

Common stock issued for services

 0

8,000

Increase (decrease) in cash due to changes

     in assets and liabilities:

       Receivable

0

0

Accounts payable

3,741

(1,653)

Deferred income

18,000

18,000

Accrued Expense

0

0

Advances Payable

                 0

                 0

    Net cash used by Operating Activities

   (148,856)

   (188,363)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of common stock

163,000

275,441

  Deposit from legal settlement

104,713

(104,713)

  Repayment of shareholder loans

0

0

  Net borrowing on short-term advances

                0

                0

     267,713

     170,728

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of Company’s Capital Stock – Treasury

0

0

  Purchase of Investments

                0

                0

                0

                0

Net increase (decrease) in cash

118,857

(17,635)

CASH, beginning of year

       54,665

       72,300

CASH, end of year

$   173,522

$     54,665

========

========

Disclosure of Accounting Policy-

 For years ended December 31, 2005 and 2004,

  the company had no cash equivalents.

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

2005

2004

  Interest paid

$              0

$          204

  Taxes paid –

State of Idaho

$            30

$            30

Federal

$              0

$              0

The accompanying notes are an integral part of these financial statements.

F/S-3

INDEPENDENCE LEAD MINES COMPANY

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Independence Lead Mines Company (“the Company”) is a corporation organized under the laws of the State of Arizona on September 16, 1929.  The Company is the owner of fifteen patented and fourteen unpatented mining claims.  This claim group (the “property”) is situated northwest of Hecla Mining Company’s Lucky Friday Min in the Coeur d’Alene Mining district, Shoshone County, Idaho.  The Company’s property is part of the “DIA Area” which is currently being developed and mined by Hecla Mining Company.  The Company’s only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500.

The Company is currently in litigation with Hecla Mining Company over Hecla’s operation of the Lucky Friday Mine under the agreement covering the DIA Project.  A nine-day trial was held from March 22nd through April 1st of 2004,. and on July 19, 2004 the court ruled in favor of Hecla Mining Company.  Independence has appealed the District Court’s ruling to the Idaho Supreme Court, and oral arguments were presented on February 6, 2006.  The court has not yet ruled on the case.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the U.S. and have been consistently applied in the preparation of the financial statements

.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.

Accounts Receivable

The Company carries its receivables cost.  On a periodic basis, the Company evaluates its receivables and determines if an allowance for doubtful accounts is necessary, based on a history of past write-offs and collections and current credit conditions

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all bank accounts, certificates of deposit, money market accounts and short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Concentration of Risk

The Company maintains its cash in two commercial depository accounts and a certificate of deposit.  These accounts are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $100,000.  The balances in all three accounts are under the maximum FDIC insurance.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (hereinafter “SFAS No. 133”) as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for

F/S-4

hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction.  For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

During the years ended December 31, 2005 and 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  The Company had no common stock equivalents outstanding as of December 31, 2005

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash and cash equivalents, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2005 and 2004.

Going Concern

As shown in the accompanying financial statements, the Company has revenues of $1,500 per month, has incurred a net loss of $170,597 for the year ended December 31, 2005 and has an accumulated deficit of $1,766,178.  These factors raise the possibility that the Company may be unable to continue in existence.  The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company’s management believes that significant and imminent private placements of stock and continuing contracted agreements will generate sufficient cash for the Company to continue to operate based on current expense projections.  The Company is currently operating on the cash proceeds of a private placement and the continuing advance royalties of $1,500 per month.

F/S-5

Provision for Taxes

 Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”).  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, there is a valuation allowance equal to the net deferred tax asset.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections.”  This statement requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable.  SFAS No. 154 supersedes APB Opinion No. 20, “Accounting Changes,” which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle.  SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error.  SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.  Management believes the adoption of this statement will not have an immediate material impact on the financial statements of the Company.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.”  FIN 47 clarifies that the term “conditional asset retirement obligation,” which as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  Management believes the adoption of this statement will not have an immediate material impact on the financial statements of the Company.

NOTE 3 – PROPERTY AND EQUIPMENT

The Company has no depreciable property.  The Company has 15 patented and 17 unpatented claims situated in the Hunter Mining District, Shoshone County, Idaho.  On February 8, 1968, the Company entered into an agreement with Day Mines, Inc., Abot Mining Company and Hecla Mining Company whereby certain properties of the four companies were combined for purposes of exploration and development.  These  properties were referred to as the DIA Area. The DIA Area consists of 9 patented and 14 unpatented claims of Independence Lead Mines Company. Hecla Mining Company is the exploring and developing company. The DIA agreement allows Hecla Mining Company to recover all of its exploration and development cost, advance royalties paid, and to build a three months’ reserve for working capital prior to splitting profits. Independence is to receive 18.52% of the profits, and under the terms of the DIA agreement the Company has been receiving an advance of $1,500 for each month 2,000 tons of ore are mined.

F/S-6

In addition to cash costs in the amount of $23,302, the amount reflected in the balance sheet as the cost of mining claims reflects the par value assigned to 3,024,000 shares of stock issued for $3,034,000. The underlying cost basis of the mining claims is unknown and unobtainable.  Since it was an accepted accounting practice at the time of the transaction, all subsequent financial statements have used the par value of the shares issued as the cost basis of the mining claims. The Company has considered revaluation of the mining properties, and that treatment has been presented to the Securities and Exchange Commission for their consideration.

Property, Plant and Equipment

Years Ended December 31, 2005, 2004 and 2003

	Balance,				Balance
	Beginning			Other	End of
	Of year	Addition	Retirements	Changes	Year
December 31, 2005
Equipment	0	-	-		-0-
Mining Property	2,945,407	-	-		2,945,407
Less deferred credits	410,000	18,000	-		428,000

Net Total	2,535,407	(18,000)	-	NONE	2,517,407

December 31, 2004
Equipment	0	-	-		-0-
Mining Propert	2,945,407	-	-		2,945,407
Less deferred credits	392,000	18,000	-		410,000

Net Total	2,553,407	(18,000)	-	NONE	2,535,407

December 31, 2003
Equipment	0	-	-		-0-
Mining Property	2,945,407	-	-		2,945,407
Less deferred credits	374,000	18,000	-		392,000

Net Total	2,571,407	(18,000)	-	NONE	2,553,407

F/S-7

NOTE 4 – COMMON STOCK

In September 1997 the capitalization of the Company was increased from 4,000,000 shares to 5,000,000 shares of $1.00 par value common stock.  In September 2005 the capitalization of the Company was increased fr9m 5,000,000 shares of $1.00 par value common stock to 10,000,000 shares of $0.10 par value common stock.  The common stock and addition paid-in capital accounts at December 31, 2004 have been re-stated to reflect the change in capitalization.

During the year ended December 31, 2005 the Company sold 300,000 shares of common stock in private placement at an average of $0.54 per share.

During the year ended December 31, 2004 the Company sold 357,000 shares of common stock at an average of $0.62 per share and issued 10,000 shares of common stock for services received.  In addition, the Company sold 61,436 shares of treasury stock at an average price of $0.88 per share.

NOTE 5 – OTHER ASSETS

In September 2004 the Company paid $104,713 to Hecla Mining Company as reimbursement for Hecla’s legal fees incurred in the trial between the Company and Hecla.  If the Company prevails in it’s appeal of the court’s adverse opinion, the $104,713 will be returned to the Company.  The payment was originally recorded on the Balance Sheet as an “Other Asset.”  However, since the collectability of the payment is not known, the payment has been reclassified as a contingent asset and taken off the Balance Sheet at December 31, 2005.

NOTE 6 – STOCK OPTIONS AND WARRANTS

The Company has no stock options or warrants outstanding.

F/S-8

INDEPENDENCE LEAD MINES COMPANY

December 31, 2005

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has  duly caused this report to be sign on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE LEAD MINES COMPANY

By:

/s/ Bernard C. Lannen

Bernard C. Lannen, its President and

Chief Administrative Officer

Dated: March 28, 2006

By:

/s/ Wayne L. Schoonmaker

Wayne L. Schoonmaker, its Principal

Accounting Officer

Dated: March 28, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/  Bernard C. Lannen

By:  /s/  Forrest G. Godde

Bernard C. Lannen

Forrest G. Godde

President/Director

Director

Date:  March 28, 2006

Date:  March 28, 2006

By:  /s/  Wayne L. Schoonmaker

By:  /s/  Robert Bunde

Wayne L. Schoonmaker

Robert Bunde

Secretary & Treasurer/Director

Director

Date:  March 28, 2006

Date:  March 28, 2006

By:  /s/  Gordon Berkhaug

Gordon Berkhaug

Director

Date:  March 28, 2006