Form 10QSB
period 2006-03-31
INDEPENDENCE LEAD MINES CO
filed 2006-05-15
CIK 50073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number:  1-316

INDEPENDENCE LEAD MINES COMPANY

(Exact name of registrant as specified in its charter)

Arizona

82-0131980

(State or other jurisdiction

(IRS Employer Identification No.)

of incorporation or organization)

510 Cedar Street

Wallace, Idaho 83873

(Address of principal executive offices)

Issuer’s telephone number, including area code: (208) 753-2525

Check whether the issuer (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.  Yes  ☑     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.):    Yes ☐  No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 5,075,793 shares of the issuer’s common stock, par value $0.10, outstanding as of  May 1, 2006.

Transitional Small Business Disclosure format (check one):  Yes ☐  No ☑

INDEPENDENCE LEAD MINES COMPANY

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

Item 1:

Financial Statements

3

Item 2:

Management's Discussion and Analysis of Financial Condition and

Results of Operations

10

Item 3:   Controls and Procedures

13

PART II - OTHER INFORMATION

Item 1:

Legal Proceedings

13

Item 2:

Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3:

Defaults upon Senior Securities

13

Item 4:

Submission of Matters to a Vote of Security Holders

13

Item 5:

Other Information

14

Item 6:

Exhibits

15

Signatures

15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 incorporated by reference herein.

INDEPENDENCE LEAD MINES COMPANY

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheets as of March 31, 2006

  and December 31, 2005

4

Statements of Operations for the three-month periods

 Ended March 31, 2006 and March 31, 2005

5

Statements of Cash Flow for the three-month periods

  Ended March 31, 2006 and March 31, 2005

6

Notes to Interim Financial Statements

7

INDEPENDENCE LEAD MINES COMPANY

BALANCE SHEETS

March 31, 2006 and December 31, 2005

ASSETS

March 31, 2006

  December 31, 2005

(Unaudited)

(Unaudited)

CURRENT ASSETS:

Cash

$  238,997

$ 173,522

Royalties receivable

1,500

1,500

Marketable securities

        1,006

       1,006

Total current assets

    241,503

   176,028

PROPERTY AND EQUIPMENT, at cost:

Equipment

0

0

Less accumulated depreciation

               0

               0

0

0

Mining property

2,945,407

2,945,407

Total property and equipment

 2,945,407

2,945,407

OTHER ASSETS:

Unrecovered exploration costs

    187,920

    187,920

Total assets

$3,374,830

$ 3,309,355

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable

$ 4,032

$ 5,482

Accrued Expenses

             0

            0

Total current liabilities

      4,032

     5,482

DEFERRED INCOME:

 432,500

  428,000

STOCKHOLDERS' EQUITY:

Common Stock, $0.10 par value, authorized

10,000,000 shares; issued, 5,075,793 shares at

 3/31/06 and 4,975,793 shares at 12/31/05.

507,579

497,579

Additional Paid-In Capital (deficit)

4,206,972

4,144,472)

4,714,551

4,642,051

Less deficit accumulated

(1,776,253)

(1,766,178)

Total Stockholders equity

   2,938,298

  2,883,470

Total liabilities and stockholders' equity

$3,374,830

$3,309,355

The accompanying notes are an integral part of these financial statements

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED

  Three Months

  Three Months

               Ended

               Ended

March 31, 2006

March 31, 2005

           (Unaudited)

           (Unaudited)

Revenue

$            0

$             0

Expenses

Consulting

500

1,875

Licenses and fees

0

0

Office and administration

196

0

Office services

150

150

Shareholder Relations

1,420

650

Transportation

1,382

0

Legal

       2,562

      8,000

Total expenses

     10,570

    10,675

Loss from Operations

(10,570)

(10,675)

Other Income and (expense)

Interest, net

           495

          (40)

Total  other income

           495

$        (40)

NET INCOME(LOSS)

  before income taxes

(10,075)

(10,635)

Provision for income taxes

               0

              0

NET LOSS

($10,075)

($10,635

Income (Loss) per share

$0.002

($0.002)

Weighted average common

shares outstanding

5,000,793

4,517,293

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF CASH FLOW

Three Months

Three Months

Ended

Ended

March 31, 2006

March. 31, 2005

(Unaudited)

(Unauditede)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)

($10,075)

($10,635)

Adjustments to reconcile net loss to net cash

used in operating activities:

Common stock issued for services

0

0

Changes in operating assets and liabilities:

(Increase) decrease in prepaid expenses

0

0

(Increase) decrease in accounts receivable

0

0

Increase (decrease) in accounts payable

(1,450)

(491)

Increase (decrease) in deferred income

4,500

4,500

Increase (decrease) in accrued expenses

               0

              0

Net cash use by operating activities

     (7,025)

    (6,626)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Company’s capital stock

               0

              0

Net cash used in investing activities

               0

              0

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of Common Stock

72,500

25,500

Repurchase and retirement of common stock

0

0

Repayment of long-term debt

               0

              0

Net cash provided by financing activities

      72,500

     25,500

Net increase (decrease) in cash

65,475

(18,874)

Cash and cash equivalent, beginning of period

   173,5222

     54,665

Cash and cash equivalent, end of period

$ 238,997

$   73,539

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid

0

0

Interest paid

0

0

Non-Cash Investing and Financing Activities:

Common stock issued for services

0

0

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS

Note 1 - Organization and Description of business

Independence Lead Mines Company (“the Company”) is a corporation organized under the laws of the State of Arizona on September 16,1929. The Company is the owner of fifteen patented and fourteen unpatented mining claims. This claim group (the “property”) is situated Northwest of Hecla Mining Company’s Lucky Friday Mine in the Coeur d’Alene Mining District, Shoshone County Idaho. The Company’s property is part of the “DIA Area” which is currently being developed and mined by Hecla Mining Company. The Company has been in the exploration stage since its inception.  The Company’s only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500. In March 2002, the Company notified Hecla Mining Company that it considered the DIA Lease terminated and as a result would no longer accept advance royalty payments. Subsequent to that notice, the Company began accepting advance royalty payments, pending the outcome of the dispute between the Company and Hecla Mining Company. On July 19, 2004 the court ruled in favor of Hecla Mining Company. Subsequently, the Company appealed the court’s decision to the Idaho Supreme Court, and on April 24, 2006 the Court ruled against Independence.  Management has stated is now considering its options.

Note 2 – Basis of Presentation

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006

INDEPENDENCE LEAD MINES COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS

Note 3 – Recent Accounting Pronouncements

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

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.”  FIN 47 clarifies that the term “conditional asset retirement obligation,” which as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method  of settlement are conditional on a future event that may or may not be within the control of the entity.  The entity must record a liability for a “condition” asset retirement obligation if the fair value of the obligation can be reasonably estimated.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  Management believes the adoption of this statement will not have an immediate material impact on the financial statements of the Company.  .

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

INDEPENDENCE LEAD MINES COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS

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

Common stock:

In September 1997 the capitalization of the Company was increased from 4,000,000 shares to 5,000,000 shares of $1.00 par value common stock. In September 2005 the capitalization of the Company was increased from 5,000,000 shares of $1.00 par value common stock  to 10,000,000 shares of $0.10 par value common stock.  The common stock and additional paid-in capital accounts at December 31, 2004 have been re-stated to reflect the change in capitalization.  During the year ended December 31, 2004 the Company sold 357,000 shares of common stock at an average of $0.62 per share and issued 10,000 shares of common stock for services received.  In addition, the Company sold 61,436 shares of treasury stock at an average price of $0.88 per share.   During the year ended December 31, 2005 the Company sold 300,000 shares of common stock in private placement at an average price of $0.54 per share.    In three months ended March 31, 2006 the Company sold 100,000   shares of its common stock at an average price of $0.725 per share.

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

Since June 30, 1999 the Company has experienced substantial differences with the Lessee. In January 1997, Hecla chose to go forward with the DIA Project’s Phase III and by June 1, 1998 the Project reached full production. In the first year of full production the Project lost $785,000 after mining and milling 260,000 tons. Independence requested Hecla to stop mining to prevent loss of the resource. Hecla’s management has refused all requests to act with prudence, and continues to mine at this writing. Since Hecla chose to go forward with Phase III, through the end of 2004 there have been 1,428,000 tons mined and milled and all development costs have been lost.  Request for prudence over the years has failed. During 2003 Hecla mined and milled 151,991 tons containing 15.76 oz. Silver per ton, 9.05% lead, and 2.18% zinc, and during 2004 164,624 tons were mined and milled assaying 13.17 oz. silver per ton, 7.78% lead, and 2.36% zinc.   For the year 2003 the Project lost $723,147 and for the year 2004 the Project lost $3,000,605.   The DIA Project total cost at December 31, 2004 was $36,353,259, and as of December 2005 Hecla has reported mining and milling 1,723,510 tons over the life of the DIA Project.  Total un-recouped project costs reached a new high of $43,279,805.  During the first quarter of 2006 a reported 63,724 tons were mined and mi8lled, w2hile total DIA Project costs were reduced by $953,388.   We believe the record indicates the DIA Project was not viable to undertake with the mining method chosen and the existing economic conditions, and did not justify the start-up of a large mining operation on the Lessor’s property.

Results of Operations for the Period Ended March 31, 2006.

Three months ended March 31, 2006 compared to the three months ended March 31, 2005:

During the three months ended March 31, 2006 the Company realized no income.  General and administrative expenses remained constant at $10,570 for the three-month period ended March 31, 2006 as compared to $10,675 for the three-month period ended March 31, 2005.  For the three months ended March 31, 2006, the Company experienced a loss of $10,075, or $0.002 per share, compared to $10,635, or $0.002 per share, during the comparable period in the previous year.

Three months ended March 31, 2005 compared to the three months ended March 31, 2004:

During the three months ended March 31, 2005 the Company realized no income.  General and administrative expenses decreased to $10,675 for the three-month period ended March 31, 2005 as compared to $72,778 for the three-month period ended March 31, 2004.  This decrease was principally attributed to decreased legal and consulting expenses incurred in the first quarter of 2005.  For the three months ended March 31, 2005, the Company experienced a net loss of $10,635, or $0.002 per share, compared to a net loss of $72,778, or $0.017 during the comparable period in the previous year.

Liquidity and Capital Resources.

The Company financed its obligations during the three months ended March 31, 2006 by selling 100,000 shares of its common stock at an average price of $0.725 per share.  The Company’s only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500.  The Company has incurred operating losses since inception; these factors indicate doubt as to the ability of the company to continue business as a going concern.  The financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.  In order to maintain operations, the Company will have to raise additional capital through loans or through the sale of securities.  If the Company is unable to raise additional capital, it may have to cease operations.

In 1999 the Company acquired 38,436 shares of Independence Common Stock on the open market at an average price of $0.49 per share, and in 2000 the Company acquired 94,800 shares at an average price of $0.38 per share. These shares were carried as treasury stock by the Company, and in December 2003, 72,000 shares of treasury stock were sold for $0.70 per share.  In the first quarter of 2004 an additional 25,036 shares of treasury stock were sold for $0.75 per share. The remaining 36,400 shares of treasury stock were sold in the second quarter of 2004 at an average price of $0.97 per share. During the year ended December 31, 2005 the Company sold 300,000 shares of common stock in a private placement at an average price of $0.54 per share.

The current officers and directors of the Company serve without compensation and are not considered by the Company to be employees.

Cash Flows for the Three Months Ended March 31, 2006 were as follows:

During the three-month period ended March 31, 2006, the Company’s cash position increased by $65,475, due to the private placement sale of 100,000 shares of common stock at an average price of $0.725 per share, and the receipt of $4,500 in advance royalties.  During this period, the Company used $7,025 in continuing operating activities.

Effect of Recently Issued Accounting Pronouncements.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections.”  This statement requires entities that voluntarily make a change in accounting principles to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable.  SFRAS No. 154 supersedes APB Opinion No. 20, “Accounting Changes,” which previously required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle.  SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error.  SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.  Management believes the adoption of this statement will not have an immediate material impact on the financial statements of the Company.

In March 2005, the Financial Accounting  Standards Board (FASB) issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.”  FIN 47 clarifies that the term “conditional asset retirement obligation,” which as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The entity must record a liability for a “conditional” asset retirement obligation if the obligation can be reasonably estimated.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  Management believes the adoption of this statement will not have an immediate material impact on the financial statements of the Company.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently in litigation with Hecla Mining Company over Hecla’s operation of the Lucky Friday Mine under the agreement covering the DIA Project.  The Company has retained the Boise law firm of Marcus, Merrick, Christian and Hardee as it’s attorneys.  As required by terms of the 1968 Lease Agreement with Hecla Mining Company, our Company gave notice of termination of that agreement in early March 2002. This agreement covered the DIA Project, which is Hecla's principle operation at the Lucky Friday mine near Mullan, Idaho. Both parties agreed to waive the arbitration requirement contained in the lease and agreed to a trial without a jury

A nine-day trial was held from March 22nd through April 1st of 2004, and closing written arguments were submitted to the court by April 30, 2004.  Further, the court required the parties to submit to the court a written rebuttal to the other party’s closing arguments by May 17, 2004.  On July 19, 2004 the court ruled in favor of Hecla Mining Company and Independence appealed the court’s opinion to the Idaho Supreme Court.  On April 24, 2006 the Company lost its appeal before the Idaho Supreme Court and the Company is currently considering its options.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2006 the Company sold 100,000 shares of the company’s common stock in private placement transactions without registration under the Securities Act in reliance upon the exemptions from the registration requirements provided by Section 4(2), and Rule 506 of Regulation D under the Securities Act.  The proceeds of $72,500 have been used for Company operations and to finance the litigation with Hecla Mining Company.

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

INDEPENDENCE LEAD MINES COMPANY

By:

/s/ Bernard C. Lannen

Bernard C. Lannen, its

President

Date:  May  11, 2006

By:

/s/ Wayne L. Schoonmaker

Wayne L. Schoonmaker, its

Principal Accounting Officer

Date:  May 11, 2006

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

16