Form 10QSB
period 2006-06-30
INDEPENDENCE LEAD MINES CO
filed 2006-08-14
CIK 50073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number:  001-000316

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 5,075,793 shares of the issuer’s common stock, par value $0.10, outstanding as of  August 1, 2006.

Transitional Small Business Disclosure format (check one):  Yes ☐  No ☑

INDEPENDENCE LEAD MINES COMPANY QUARTERLY REPORT

ON FORM 10-QSB FOR THE QUARTERLY PERIOD

ENDED JUNE 30, 2006

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

Item 1:

Financial Statements

3

Item 2:

Management's Discussion and Analysis of Financial Condition and

Results of Operations

9

Item 3:   Controls and Procedures

11

PART II - OTHER INFORMATION

Item 1:

Legal Proceedings

12

Item 2:

Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3:

Defaults upon Senior Securities

12

Item 4:

Submission of Matters to a Vote of Security Holders

12

Item 5:

Other Information

12

Item 6:

Exhibits

13

Signatures

14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 incorporated by reference herein.

INDEPENDENCE LEAD MINES COMPANY

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheets as of June 30, 2006

  and December 31, 2005

3

Statements of Operations for the three-month and six-month periods

 Ended June 30, 2006 and June 30, 2005

4

Statements of Cash Flow for the six-month periods

  Ended June 30, 2006 and June 30, 2005

5

Notes to Interim Financial Statements

6

INDEPENDENCE LEAD MINES COMPANY
BALANCE SHEETS
June 30, 2006 and December 31, 2005
	June 30	December 31
	2006	2005
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$232,581	$173,522
Royalties receivable	3,000	1,500
Marketable securities	1,006	1,006
Total Current Assets	236,587	176,028

PROPERTY AND EQUIPMENT, at cost:
Equipment	-	-
Less accumulated depreciation	-	-
	-	-

Mining property	2,945,407	2,945,407
Total property and equipment	2,945,407	2,945,407

OTHER ASSETS:
Unrecovered exploration costs	187,920	187,920
TOTAL ASSETS	$3,369,914	$3,309,355

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$327	$5,482
Accrued expenses	-	-
Total Current Liabilities	327	5,482
DEFERRED INCOME	437,000	428,000

STOCKHOLDERS' EQUITY
Common stock, $0.10 par value; 10,000,000 shares authorized,
5,075,793 and 4,975,793 shares issued and outstanding, respectively	507,579	497,579
Additional paid-in capital	4,206,972	4,144,472
	4,714,551	4,642,051
Less deficit accumulated	(1,781,964)	(1,766,178)
Total Stockholders' Equity	2,932,587	2,875,873
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,369,914	$3,309,355

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting	813	4,062	1,313	5,937
Accounting			4,360	-
Licenses and fees	74	104	74	104
Office and administration	-	94	194	94
Office services	150	150	300	300
Shareholder Relations	272	443	1,692	1,093
Transportation	137	1,459	1,519	1,459
Legal	5,194	21,000	7,757	29,000
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	6,640	27,312	17,209	37,987

LOSS FROM OPERATIONS	(6,640)	(27,312)	(17,209)	(37,987)

OTHER INCOME (EXPENSES)
Interest and investment income	928	20	1,423	61
Interest and financing expense	-	-		-
TOTAL OTHER INCOME	928	20	1,423	61

LOSS BEFORE INCOME TAXES	(5,712)	(27,292)	(15,786)	(37,926)

INCOME TAXES	-	-	-	-
NET LOSS	$(5,712)	$(27,292)	$(15,786)	$(37,926)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.001)	$0.006	$(0.003)	$(0.008)

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	5,075,793	4,775,793	5,042,460	4,750,793

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF CASH FLOW

	Six Months Ended
	June 30,	June 30
	2006	2005
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,786)	$(37,926)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	-	-
	-	-
Changes in operating assets and liabilities:	-	-

(Increase) decrease in royalties receivable	(1,500)	-
Increase (decrease) in accounts payable	(5,155)	2,255
Increase (decrease) in deferred income	9,000	9,000

Net case used in operating activities	(13,441)	(26,671)

Investing activities:	-	-

Net cash used in investing activities	-	-

Financing activities:

Proceeds from sale of common stock	72,500	80,500

Net cash provided by financing activities	72,500	80,500

Net increase (decrease) in cash and cash equivalents	59,059	53,829

Cash and cash equivalents, beginning of period	173,522	54,665
Cash and cash equivalents end of period	$232,581	$108,494

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Noncash expenses	$-	$-

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS

Note 1 - Organization and Description of business

Independence Lead Mines Company (“the Company”) is a corporation organized under the laws of the State of Arizona on September 16,1929. The Company is the owner of fifteen patented and fourteen unpatented mining claims. This claim group (the “property”) is situated Northwest of Hecla Mining Company’s Lucky Friday Mine in the Coeur d’Alene Mining District, Shoshone County Idaho. The Company’s property is part of the “DIA Area” which is currently being developed and mined by Hecla Mining Company. The Company has been in the exploration stage since its inception.  The Company’s only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500. In March 2002, the Company notified Hecla Mining Company that it considered the DIA Lease terminated and as a result would no longer accept advance royalty payments. Subsequent to that notice, the Company began accepting advance royalty payments, pending the outcome of the dispute between the Company and Hecla Mining Company. On July 19, 2004 the court ruled in favor of Hecla Mining Company. Subsequently, the Company appealed the court’s decision to the Idaho Supreme Court, and on April 24, 2006 the Court ruled against Independence.  On May 26, 2006 the Company requested that the Court grant rehearing of the case.  As of August 11, 2006 there has been no ruling from the court.

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

Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

INDEPENDENCE LEAD MINES COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS

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

Common stock:

In September 1997 the capitalization of the Company was increased from 4,000,000 shares to 5,000,000 shares of $1.00 par value common stock. In September 2005 the capitalization of the Company was increased from 5,000,000 shares of $1.00 par value common stock to 10,000,000 shares of $0.10 par value common stock.  The common stock and additional paid-in capital accounts at December 31, 2004 have been re-stated to reflect the change in capitalization.  During the year ended December 31, 2004 the Company sold 357,000 shares of common stock at an average of $0.62 per share and issued 10,000 shares of common stock for services received.  In addition, the Company sold 61,436 shares of treasury stock at an average price of $0.88 per share.   During the year ended December 31, 2005 the Company sold 300,000 shares of common stock in private placement at an average price of $0.54 per share.    In the six months ended June 30, 2006 the Company sold 100,000   shares of its common stock at an average price of $0.725 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of the Company’s future financial performance, the Company’s anticipated growth and potentials in its business, and other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified elsewhere herein and in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 under “Risk Factors.”  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  The Company undertakes no obligation to revise or update any forward-looking statements for any reason.

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

Since June 30, 1999 the Company has experienced substantial differences with the Lessee. In January 1997, Hecla chose to go forward with the DIA Project’s Phase III and by June 1, 1998 the Project reached full production. In the first year of full production the Project lost $785,000 after mining and milling 260,000 tons. Independence requested Hecla to stop mining to prevent loss of the resource. Hecla’s management has refused all requests to act with prudence, and continues to mine at this writing. Since Hecla chose to go forward with Phase III, through the end of 2004 there have been 1,428,000 tons mined and milled and all development costs have been lost.  Request for prudence over the years has failed. During 2003 Hecla mined and milled 151,991 tons containing 15.76 oz. Silver per ton, 9.05% lead, and 2.18% zinc, and during 2004 164,624 tons were mined and milled assaying 13.17 oz. silver per ton, 7.78% lead, and 2.36% zinc.   For the year 2003 the Project lost $723,147 and for the year 2004 the Project lost $3,000,605.   The DIA Project total cost at December 31, 2004 was $36,353,259, and as of  December 2005 Hecla has reported mining and milling 1,723,510 tons over the life of the DIA Project.  Total un-recouped project costs reached a new high of $43,279,805.  During 2005 the lessee mined and milled 214,158 tons containing an average grade of 12.2 ounces of silver, 7.3% lead, and 2.74% zinc.  Hecla mined 88,049 tons during the first four months of 2006 from the Independence mining claims.   We believe the record indicates the DIA Project was not viable to undertake with the mining method chosen and the existing economic conditions, and did not justify the start-up of a large mining operation on the Lessor’s property.

Results of Operations for the Period Ended June 30, 2006.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005:

During the six months ended June 30, 2006 the Company realized no income.  General and administrative expenses decreased to $17,209 for the six-month period ended June 30, 2006 as compared to $37,987 for the six-month period ended June 30, 2005.  The decrease was primarily due to a decrease in legal expenses.  For the six months ended June 30, 2006, the Company experienced a loss of $15,786, or $0.003 per share, compared to $37,926, or $0.008 per share, during the comparable period in the previous year.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004:

During the six months ended June 30, 2005 the Company realized no income.  General and administrative expenses decreased to $37,987 for the six-month period ended June 30, 2005 as compared to $184,848 for the six-month period ended June 30, 2004.  This decrease was principally due to decreased legal and consulting expenses incurred in the first six months of 2005.  For the six months ended April 30, 2005, the Company experienced a net loss of 37,926 or $0.008 per share, compared to a net loss of $184,846, or $0.042 per share during the comparable period in the previous year.

Liquidity and Capital Resources.

The Company financed its obligations during the six months ended June 30, 2006 by selling 100,000 shares of its common stock at an average price of $0.725 per share.  The Company’s only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500.  The Company has incurred operating losses since inception; these factors indicate doubt as to the ability of the company to continue business as a going concern.  The financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.  In order to maintain operations, the Company will have to raise additional capital through loans or through the sale of securities.  If the Company is unable to raise additional capital, it may have to cease operations.

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

Cash Flows for the Six Months Ended June 30, 2006 were as follows:

During the six-month period ended June 30, 2006, the Company’s cash position increased by $59,059, due to the private placement sale of 100,000 shares of common stock at an average price of $0.725 per share, and the receipt of $9,000 in advance royalties.  During this period, the Company used $13,441 in continuing operating activities.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently in litigation with Hecla Mining Company over Hecla’s operation of the Lucky Friday Mine under the agreement covering the DIA Project.  The Company has retained the Boise law firm of Marcus, Merrick, Christian and Hardee as it’s attorneys.  As required by terms of the 1968 Lease Agreement with Hecla Mining Company, our Company gave notice of termination of that agreement in early March 2002. This agreement covered the DIA Project, which is Hecla's principle operation at the Lucky Friday mine near Mullan, Idaho. Both parties agreed to waive the arbitration requirement contained in the lease and agreed to a trial without a jury

A nine-day trial was held from March 22nd through April 1st of 2004, and closing written arguments were submitted to the court by April 30, 2004.  Further, the court required the parties to submit to the court a written rebuttal to the other party’s closing arguments by May 17, 2004.  On July 19, 2004 the court ruled in favor of Hecla Mining Company.  On April 24, 2006 the Idaho Supreme Court upheld the First District Court decision.  In reaction to that decision Independence requested the Court grant rehearing of this matter on the 26th of May 2006 because the Court’s April 24th decision (2006 Opinion No. 44) effectively changes the law of contracts in Idaho.  Under the Court’s Opinion, in any contract – or at in the least any mining lease – the use of language giving a party “exclusive” rights as to some aspect of its subject matter eliminates the duty of that party to act prudently or in good faith, even if the contract includes other language stating the parties’ intent that such a duty remain.  At least under the facts of this case, it means that a party may intentionally act for its own reasons that are outside of the stated objective of the contract, causing damage to the other party, without consequence.  This is a dangerous and potentially far-reaching change.  It was reached primarily because the Court failed to read the “exclusive right” language in harmony with the rest of the contract, and to apply the terms of the contract as a whole.

The Court’s Opinion also creates the new rule that an express duty to consult is a nonmaterial, unenforceable contract term.  This contravenes the rule that all parts of a contract should be made effective and not rendered superfluous.  Finally, the Court’s decision that Hecla acted reasonably is based on factual conclusions which are not supported by substantial evidence in the record.  The Opinion ignores several undisputed facts contrary to its conclusions.

As of the date of this quarterly report there has been no ruling from the Court.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2006 the Company sold 100,000 shares of the company’s common stock in private placement transactions without registration under the Securities Act in reliance upon the exemptions from the registration requirements provided by Section 4(2), and Rule 506 of Regulation D under the Securities Act.  The proceeds of $72,500 have been used for Company operations and to finance the litigation with Hecla Mining Company.

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

INDEPENDENCE LEAD MINES COMPANY

SIGNATURES

In accordance with Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

INDEPENDENCE LEAD MINES COMPANY

By:

/s/ Bernard C. Lannen

Bernard C. Lannen, its

President

Date:  August 11, 2006

By:

/s/ Wayne L. Schoonmaker

Wayne L. Schoonmaker, its

Principal Accounting Officer

Date: August 11, 2006

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

15