Form 10QSB
period 2006-09-30
INDEPENDENCE LEAD MINES CO
filed 2006-11-14
CIK 50073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 5,075,793 shares of the issuer’s common stock, par value $0.10, outstanding as of  November 1, 2006.

Transitional Small Business Disclosure format (check one):  Yes ☐  No ☑

INDEPENDENCE LEAD MINES COMPANY QUARTERLY REPORT

ON FORM 10-QSB FOR THE QUARTERLY PERIOD

ENDED SEPTEMBER 30, 2006

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

12

Item 5:

Other Information

12

Item 6:

Exhibits

14

Signatures

15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 incorporated by reference herein.

INDEPENDENCE LEAD MINES COMPANY

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheets as of September 30 2006

  and December 31, 2005

4

Statements of Operations for the three-month and nine-month periods

 Ended September 30, 2006 and September 30, 2005

5

Statements of Cash Flow for the nine-month periods

  Ended September 30, 2006 and September 30, 2005

6

Notes to Interim Financial Statements

7

INDEPENDENCE LEAD MINES COMPANY
BALANCE SHEETS
September 30, 2006 and December 31, 2005
	September 30	December 31
	2006	2005
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$189,044	$173,522
Royalties receivable	1,500	1,500
Deposits	50,000
Marketable securities	1,006	1,006
Total Current Assets	241,550	176,028

PROPERTY AND EQUIPMENT, at cost:
Equipment	-	-
Less accumulated depreciation	-	-
	-	-

Mining property	-	-
Total property and equipment	-	-

OTHER ASSETS:
Unrecovered exploration costs	-	-
TOTAL ASSETS	$241,550	$176,028

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$300	$5,482
Accrued expenses	-	-
Total Current Liabilities	300	5,482
DEFERRED INCOME	441,500	428,000

STOCKHOLDERS' EQUITY
Common stock, $0.10 par value; 10,000,000 shares authorized,
5,075,793 and 4,975,793 shares issued and outstanding, respectively	507,579	497,579
Additional paid-in capital	4,206,972	4,144,472
	4,714,551	4,642,051
Less deficit accumulated	(4,914,801)	(4,899,505)
Total Stockholders' Equity	(200,250)	(257,454)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$241,550	$176,028

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED

		Three Months Ended		Nine Months Ended
		September 30,	September 30,	September 30,	September 30,
		2006	2005	2006	2005
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES		$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting		-	1,313	1,313	7,250
Accounting		-	-	4,360	-
Licenses and fees		10	20	84	124
Office and administration		-	164	194	258
Office services		150	150	450	450
Shareholder Relations		588	3,166	2,280	4,259
Transportation		-	-	1,519	1,459
Legal		300	10,337	8,057	39,337
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES		1,048	15,150	18,257	53,137

LOSS FROM OPERATIONS		(1,048)	(15,150)	(18,257)	(53,137)

OTHER INCOME (EXPENSES)
Interest and investment income		1,538	-	2,961	61
Interest and financing expense		-	-	-	-
TOTAL OTHER INCOME		1,538	-	2,961	61

INCOME (LOSS) BEFORE INCOME TAXES		490	(15,150)	(15,296)	(53,076)

INCOME TAXES		-	-	-	-
NET INCOME (LOSS)		$490	$(15,150)	$(15,296)	$(53,076)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$	Nil	$0.003	$(0.003)	$(0.011)

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING		5,075,793	4,825,793	5,050,793	4,763,293

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF CASH FLOW

	Nine Months Ended
	September 30,	September 30
	2006	2005
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,296)	$(53,076)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	-	-
	-	-
Changes in operating assets and liabilities:	-	-

(Increase) decrease in deposits	(50,000)	-
Increase (decrease) in accounts payable	(5,182)	(341)
Increase (decrease) in deferred income	13,500	13,500

Net case used in operating activities	(56,978)	(39,917)

Investing activities:	-	-

Net cash used in investing activities	-	-

Financing activities:

Proceeds from sale of common stock	72,500	80,500

Net cash provided by financing activities	72,500	80,500

Net increase (decrease) in cash and cash equivalents	15,522	43,583

Cash and cash equivalents, beginning of period	173,522	54,665
Cash and cash equivalents end of period	$189,044	$95,248

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Noncash expenses	$-	$-

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS

Note 1 - Organization and Description of business

Independence Lead Mines Company (“the Company”) is a corporation organized under the laws of the State of Arizona on September 16,1929. The Company is the owner of fifteen patented and fourteen unpatented mining claims. This claim group (the “property”) is situated Northwest of Hecla Mining Company’s Lucky Friday Mine in the Coeur d’Alene Mining District, Shoshone County Idaho. The Company’s property is part of the “DIA Area” which is currently being developed and mined by Hecla Mining Company. The Company has been in the exploration stage since its inception.  The Company’s only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500. In March 2002, the Company notified Hecla Mining Company that it considered the DIA Lease terminated and as a result would no longer accept advance royalty payments. Subsequent to that notice, the Company began accepting advance royalty payments, pending the outcome of the dispute between the Company and Hecla Mining Company. On July 19, 2004 the court ruled in favor of Hecla Mining Company. Subsequently, the Company appealed the court’s decision to the Idaho Supreme Court, and on April 24, 2006 the Court ruled against Independence.  On May 26, 2006 the Company requested that the Court grant rehearing of the case, which was subsequently denied.  The Company is currently considering further options.

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

Certain balances from prior year financial statements have been reclassified to conform with the current year presentation.

Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Note 6 – Restatements

As discussed in Note 2, the Company has restated its financial statements to reflect a retroactive adjustment to write off the costs of previously impaired mining property ($2,945,407) and unrecovered exploration costs ($187,920).  The adjustment resulted in an increase of the balance of accumulated deficit at September 30, 2006 and December 31, 2005 of $3,133,327 and corresponding reductions in the mining property and unrecovered exploration cost accounts at those dates.

Note 7 – Capital Stock

Preferred Stock

The Company has no preferred stock authorized.

INDEPENDENCE LEAD MINES COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS

Common stock:

In September 1997 the capitalization of the Company was increased from 4,000,000 shares to 5,000,000 shares of $1.00 par value common stock. In September 2005 the capitalization of the Company was increased from 5,000,000 shares of $1.00 par value common stock to 10,000,000 shares of $0.10 par value common stock.  The common stock and additional paid-in capital accounts at December 31, 2004 have been re-stated to reflect the change in capitalization.  During the year ended December 31, 2004 the Company sold 357,000 shares of common stock at an average of $0.62 per share and issued 10,000 shares of common stock for services received.  In addition, the Company sold 61,436 shares of treasury stock at an average price of $0.88 per share.   During the year ended December 31, 2005 the Company sold 300,000 shares of common stock in private placement at an average price of $0.54 per share.    In the nine months ended September 30, 2006 the Company sold 100,000   shares of its common stock at an average price of $0.725 per share.

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

Results of Operations for the Period Ended September 30, 2006.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005:

During the nine months ended September 30, 2006 the Company realized no income.  General and administrative expenses decreased to $18,257 for the nine-month period ended September 30, 2006 as compared to $53,137 for the nine-month period ended September 30, 2005.  The decrease was primarily due to a decrease in legal expenses.  For the nine months ended September 30, 2006, the Company experienced a loss of $15,296, or $0.003 per share, compared to $53,076, or $0.011 per share, during the comparable period in the previous year.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004:

During the nine months ended September 30, 2005 the Company realized no income.  General and administrative expenses decreased to $53,137 for the nine-month period ended September 30, 2005 as compared to $201,299 for the nine-month period ended September 30, 2004.  This decrease was principally due to decreased legal and consulting expenses incurred in the first nine months of 2005.  Legal and consulting expenses were higher in 2004 because of active litigation being carried on by the Company with Hecla Mining Company.  For the nine months ended September 30, 2005, the Company experienced a loss of $53,076, or $0.011 per share, compared to $201,498, or $0.046 per share during the comparable period in the previous year.

Liquidity and Capital Resources.

The Company financed its obligations during the nine months ended September 30, 2006 by selling 100,000 shares of its common stock at an average price of $0.725 per share.  The Company’s only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500.  The Company has incurred operating losses since inception; these factors indicate doubt as to the ability of the company to continue business as a going concern.  The financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.  In order to maintain operations, the Company will have to raise additional capital through loans or through the sale of securities.                If the Company is unable to raise additional capital, it may have to cease operations.

In 1999 the Company acquired 38,436 shares of Independence Common Stock on the open market at an average price of $0.49 per share, and in 2000 the Company acquired 94,800 shares at an average price of $0.38 per share. These shares were carried as treasury stock by the Company, and in December 2003, 72,000 shares of treasury stock were sold for $0.70 per share.  In the first quarter of 2004 an additional 25,036 shares of treasury stock were sold for $0.75 per share. The remaining 36,400 shares of treasury stock were sold in the second quarter of 2004 at an average price of $0.97 per share. During the year ended December 31, 2005 the Company sold 300,000 shares of common stock in a private placement at an average price of $0.54 per share, and during the nine months ended September 30, 2006 the Company sold 100,000 shares of common stock in a private placement at an average price of $0.725 per share.

The current officers and directors of the Company serve without compensation and are not considered by the Company to be employees.

Cash Flows for the Nine Months Ended September 30, 2006 were as follows:

During the nine-month period ended September 30, 2006, the Company’s cash position increased by $15,522, due to the private placement sale of 100,000 shares of common stock at an average price of $0.725 per share, and the receipt of $13,500 in advance royalties.  During this period, the Company used $56,978 in continuing operating activities.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently in litigation with Hecla Mining Company over Hecla’s operation of the Lucky Friday Mine under the agreement covering the DIA Project.  The Company has retained the Boise law firm of Marcus, Merrick, Christian and Hardee as it’s attorneys.  As required by terms of the 1968 Lease Agreement with Hecla Mining Company, our Company gave notice of termination of that agreement in early March 2002. This agreement covered the DIA Project, which is Hecla's principle operation at the Lucky Friday mine near Mullan, Idaho. Both parties agreed to waive the arbitration requirement contained in the lease and agreed to a trial without a jury

A nine-day trial was held from March 22nd through April 1st of 2004, and closing written arguments were submitted to the court by April 30, 2004.  Further, the court required the parties to submit to the court a written rebuttal to the other party’s closing arguments by May 17, 2004.  On July 19, 2004 the court ruled in favor of Hecla Mining Company.  On April 24, 2006 the Idaho Supreme Court upheld the First District Court decision.  In reaction to that decision Independence requested the Court grant rehearing of this matter on the 26th of May 2006 because, in our opinion,  the Court’s April 24th decision (2006 Opinion No. 44) effectively changes the law of contracts in Idaho. It is the Company’s position that,  under the Court’s Opinion, in any contract – or at in the least any mining lease – the use of language giving a party “exclusive” rights as to some aspect of its subject matter eliminates the duty of that party to act prudently or in good faith, even if the contract includes other language stating the parties’ intent that such a duty remain.  At least under the facts of this case, it means that a party may intentionally act for its own reasons that are outside of the stated objective of the contract, causing damage to the other party, without consequence.  The Company believes that this is a dangerous and potentially far-reaching change, and was reached primarily because the Court failed to read the “exclusive right” language in harmony with the rest of the contract, and to apply the terms of the contract as a whole.

It is the Company’s position that the Court’s Opinion also creates the new rule that an express duty to consult is a nonmaterial, unenforceable contract term.  This contravenes the rule that all parts of a contract should be made effective and not rendered superfluous.  Finally, the Court’s decision that Hecla acted reasonably is based on factual conclusions which are not supported by substantial evidence in the record.  The Opinion ignores several undisputed facts contrary to its conclusions.

The Idaho Supreme Court subsequently denied a rehearing of their decision, and the Company is currently considering its options.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2006 the Company sold 100,000 shares of the company’s common stock in private placement transactions without registration under the Securities Act in reliance upon the exemptions from the registration requirements provided by Section 4(2), and Rule 506 of Regulation D under the Securities Act.  The proceeds of $72,500 have been used for Company operations and to finance the litigation with Hecla Mining Company.

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

Date:  November 14, 2006

By:

/s/ Wayne L. Schoonmaker

Wayne L. Schoonmaker, its

Principal Accounting Officer

Date: November 14, 2006

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