Form 10KSB/A
period 2004-12-31
INDEPENDENCE LEAD MINES CO
filed 2006-12-05
CIK 50073

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A No. 1

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

Registrant’s telephone number, including area code: (208) 753-2525

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

As of December 31, 2004, there were 4,675,793 shares outstanding of the registrant’s $1.00 par value common stock; authorized common shares of 5,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in the indicated parts of this Form 10-KSB: NONE

INDEPENDENCE LEAD MINES COMPANY

Form 10-KSB/A No. 1 Annual Report

For the year ended December 31, 2004

TABLE OF CONTENTS

PART I

Page

Item 1.

Business

.

.

.

.

.

.

.

1

Item 2.

Properties

.

.

.

.

.

.

.

2

Item 3.

Legal Proceedings

.

.

.

.

.

.

3

Item 4.

Submission of Matters to a Vote of Security Holders

.

.

3

PART II

Item 5.

Market for the Registrant’s Common Stock and

Related Stockholder Matters

.

.

.

.

.

3

Item 6.

Management’s Discussion and Analysis of Financial

.

.

.

.

Condition and Results of Operations

4

Item 7.

Financial Statements.

.

.

.

4

Item 8.

Changes in and Disagreements on Accounting and

Financial Disclosure

4

Item 8A.

Controls and Procedures

.

.

4

Item 8B

Other Information

5

PART III

Item 9.

Directors and Executive Officers of the Registrant

.

.

5

Item 10.

Executive Compensation

.

.

.

.

.

5

Item 11.

Security Ownership of Certain Beneficial

Owners and Management

.

.

.

.

.

6

Item 12.

Certain Relationships and Related Transactions

.

.

.

6

PART IV

Item 13.

Exhibits and Reports on Form 8-K

.

.

.

.

6

Exhibit Index

.

.

.

.

.

.

.

6

Item 14

Principal Accountants Fees and Services

6

Index to Financial Statements

.

.

.

.

8

Signatures.

.

.

.

.

.

.

21

[The balance of this page has been intentionally left blank]

(i)

INDEPENDENCE LEAD MINES COMPANY

Form 10-KSB/A No. 1 Annual Report

For the year ended December 31, 2004

PART I

Item 1. Business.

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

Item 4. Submission of matter to a Vote of Security Holders

There was no shareholder meeting held in 2004.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters.

(a)

The market price ranges of the Company’s common stock during the years 2004 and 2003, respectively, were as follows:

2004

2003

High

Low

High

Low

Annual

1.65

0.35

0.95

0.17

(b)

Approximate Number of Equity Security Holders.

Title of Class

(1)

Number of Record Holders December 31, 2004

Common non-assessable

Approximately 2,100 (1)

Capital stock, par value

$1.00 per share

---------------------------------------

(1)

Included in the number of shareholders of record are shares held in “nominee” or “street” name.

(c)

No dividends were paid by the Registrant in 2004 or 2003, and the Company has no plans to pay a dividend in the foreseeable future.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation.

The Company’s plan of operation for the next twelve months, subject to maintaining sufficient funds, is to pursue litigation with Hecla Mining Company over the operation of the Lucky Friday Mine, as described in Item 3, Legal Proceedings.  The Company is in the process of preparing an appeal of the adverse decision to the Idaho Supreme Court.

In order to finance the legal costs associated with the litigation and appeal, the Company has raised capital by selling unregistered shares of its common stock in a private placement offering.  The Company anticipates that the sale of additional shares of common stock will be required in the next twelve months to continue funding of its litigation.  If the Company is unable to raise additional capital, it may have to cease operations.

Due to the Company’s lack of revenues, the Company’s independent certified public accountants included a paragraph in the Company’s 2004 financial statements relative to a going concern uncertainty.  The Company has financed its obligations during 2004 by its sale of 367,000 shares at an average price of $0.75 per share.

Results of Operations.

The Company had no operations in 2004 or 2003.  General and administrative costs in 2004 increased by $86,545 over 2003, primarily due to an increase of $109,174 in legal expenses related to litigation with Hecla Mining Company, partially offset by a decrease of $30,480 in consulting fees.  The Company reported a net loss of $265,831 in 2004, compared to a net loss of $177,827 in 2003.  General and administrative costs in 2003 increased by $146,468 over 2002, primarily due to an increase in legal fees of $87,477 and an increase in consulting fees of $58,874.  Both increases were attributable to litigation with Hecla Mining Company.

Off-Balance Sheet Arrangements.

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7.  Financial Statements

The financial statements are presented following the Exhibits.

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements on accounting and financial disclosures through the date of this 10-KSB/A.

       Item 8A.  Controls and Procedures.

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

 Item 8B.  Other Information.

None.

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons

.Name of Executive
Officers and Directors		Brief profile of
And Position Held	Age	Officers and Directors

Bernard C. Lannen	68	Semi Retired
President and Director		Director of Lucky
		Friday Extension Mining Company
Wayne L. Schoonmaker	67	Certified Public Accountant,
Secretary/Treasurer		Secretary/Treasurer of Metalline Mining Company, Accounting Manager of Revett Silver Company’s Troy Mine.

Forrest G. Godde	88	President of Corporate Ranches in
Director		California and Nevada, Director of Mineral Mountain Mining

Robert Bunde	66	Semi retired farmer with investments in
Director		the mining field.

Gordon Berkhaug	70	Management of real estate investments
Director		with experience in the mining field

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

No retirement benefit, bonus or other remuneration plans are in effect with respect to the Company’s officers and directors.

The Company has no standard or other arrangements for compensating directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

To the knowledge of the Company, one person beneficially owned more than five percent (5%) of any class of the Registrant’s voting securities as of December 31, 2004. There were 4,675,793 shares of common stock outstanding at December 31, 2004.

The following tabulation shows the beneficial ownership’s of the Company’s officers and directors in the securities of the Company as of March 1, 2005:

Shares of		Approximate
Common Stock		Percentage of
Name	Beneficially Owned	Class
Bernard C. Lannen	315,292	6.74
Wayne L. Schoonmaker	4,000	0.09
Forrest G. Godde	(1) 95,000	2.03
Robert Bunde	(2) 199,500	3.27
Gordon Berkhaug	82,250	1.76

All directors and executive officers of the Company as a group (5 persons in a group) own 696,042 shares or approximately 14.89 percent of the Company’s outstanding voting securities.

(1)  Includes 45, 000 shares that represent Mr. Godde’s 50% interest in the Godde 1980 Trust.

(2)  Includes 72,000 shares held by Mr. Bunde as guardian for minors.

Item 12. Certain Relationships and Related Transactions.

None.

PART IV

Item 13. Exhibits and Reports on Form 8-K.

(a)

1.  Financial Statements – See index to Financial Statements at page 8 of this report

(b)

The company filed its report on Form 8-K during the last quarter of 1992.

(c)

Exhibits – No additional exhibits are filed as a part of this report.  The Exhibit Index appears at Page 7 of this report.

Item 14. Principal Accountant Fees and Services.

Audit Fees:

Aggregate fees billed to us for the year ended December 31, 2004, for professional services by LeMaster & Daniels PLLC, our principal accountant, for the audit of our annual financial statements were $10,240.

Audit-Related Fees:

None.

Tax Fees:

None.

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

INDEX TO FINANCIAL STATEMENTS

Filed as part of the Annual Report Form 10-KSB/A

December 31, 2004

Page

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm

F/S-1

Balance Sheets, December 31, 2004 and 2003

.

.

.

.

F/S-2

Statements of Operations, Years Ended

December 31, 2004 and 2003

.

.

.

.

.

F/S-3

Statements of Changes in Stockholders’ Equity, Years Ended

December 31, 2004 and 2003

F/S-4

Statements of Cash flows, years ended

December 31, 2004 and 2003

.

.

.

.

.

F/S-5

Notes to Financial Statements

.

.

.

.

.

.

F/S-6

Certifications

.

.

.

.

.

.

.

.

F/S-11

Signatures

.

.

.

.

.

.

.

.

F/S-16

[The balance of this page has been intentionally left blank.]

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Independence Lead Mines Company

Wallace, Idaho

We have audited the balance sheet of Independence Lead Mines Company as of December 31, 2004, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended.   These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independence Lead Mines Company as of December 31, 2004, and the results of its  operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations, and its total liabilities exceed its total assets.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 2 and 6, the accompanying financial statements have been restated to correct certain errors discovered in previously issued financial statements.

/s/ LeMaster & Daniels PLLC

Spokane, Washington

October 14, 2006

F/S-1

INDEPENDENCE LEAD MINES COMPANY

BALANCE SHEETS

December 31, 2004 and 2003

A S S E T S

CURRENT ASSETS	2004	2003 (Unaudited)
Cash and cash equivalents	$ 54,665	$ 72,300
Royalties receivable	1,500	1,500
Investment	1,006	1,006
Prepaid expenses	20,000	0
Total current assets	77,171	74,806

Total Assets	$ 77,171	$ 74,806

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$ 2,491	$ 35,736
Total current liabilities	2,491	35,736

DEFERRED INCOME	410,000	392,000
Total liabilities	412,491	427,736

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $1.00 par value; authorized
5,000,000 shares; issued 4,675,793 and
4,308,793 shares, respectively	4,675,793	4,308,793
Treasury stock, 61,436 shares, at cost, in 2003	0	(25,482)
Discount on common stock issued	(196,742)	(87,701)
Accumulated deficit (restated)	(4,814,371)	(4,548,540)
Total stockholders’ equity (deficit)	(335,320)	(352,930)

Total Liabilities and Stockholders’ Equity	$ 77,171	$ 74,806
The accompanying notes are an integral part of these financial Statements.

F/S-2

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF OPERATIONS

Years Ended December 31, 2004 and  2003

2004

2003

     (Unaudited)

Revenue

$             0

$             0

Expenses

  Management and Director fees

0

0

  Licenses and fees

409

375

  Office and administration

2,265

785

  Office services

600

600

  Shareholder relations

5,437

2,588

  Consulting

39,181

69,661

  Transportation

5,372

1,847

  Accounting

850

887

  Legal

211,519

102,345

     Total expenses

265,633

179,088

Loss from Operations

      (265,633)

(179,088)

Other Income and (Expense)

  Interest, net

           (198)

           687

Loss before Income Taxes

(265,831)

(178,401)

  Provision for income taxes

            0

       (574)

Net Loss

$(265,831)

$(177,827)

=======

=======

Loss Per Share

$(0.06)

$(0.04)

Weighted average number of common

  shares outstanding

4,456,226

4,181,357

The accompanying notes are an integral part of these financial statements.

F/S-3

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004 and 2003

	Common Stock		Discount	Treasury Stock
	Number		on common	Number
	of Shares	Amount	stock issued	of Shares	Amount	Accumulated Deficit	Total

Balances, December 31, 2002, as restated	4,308,793	$4,308,793	$(108,293)	(133,436)	$(55,290)	$(4,370,713)	$(225,503)

Sale of treasury stock	0	0	20,592	72,000	29,808	0	50,400
Net loss for the year ended December 31, 2003, as restated	0	0	0	0	0	(177,827)	(177,827)
Balances, December 31, 2003 - unaudited	4,308,793	4,308,793	(87,701)	(61,436)	(25,482)	(4,548,540)	(352,930)

Sale of treasury stock	0	0	28,959	61,436	25,482	0	54,441
Unrecorded shares presented for transfer	1,000	1,000	(1,000)	0	0	0	0
Common stock issued for services	10,000	10,000	(2,000)	0	0	0	8,000
Common stock sold	356,000	356,000	(135,000)	0	0	0	221,000
Net loss for the year ended December 31, 2004	0	0	0	0	0	(265,831)	(265,831)
Balances, December 31, 2004	4,675,793	$4,675,793	$(196,742)	0	$ 0	$(4,814,371)	$(335,320)

The accompanying notes are an integral part of these financial statements.

F/S-4

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004 and 2003

     2004    2003

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss

$(265,831)

$(177,827)

  Adjustments to reconcile net loss to

    net cash used by operating activities:

      Common stock issued for services

 8,000

0

      Increase (decrease) in cash due to changes

         in assets and liabilities:

         Receivable

0

2,207

  Accounts payable

(33,245)

26,888

  Deferred income

18,000

18,000

  Prepaid expenses

  (20,000)

              0

    Net cash used by operating activities

(293,076)

(130,732)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of common and treasury stock

    275,441

         50,400

Net (decrease) in cash and cash equivalents

(17,635)

(80,332)

CASH AND CASH EQUIVALENTS, beginning of year

     72,300

     152,632

CASH AND CASH EQUIVALENTS, end of year

$     54,665

$     72,300

=======

=======

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

2004

2003

  Interest paid

  $    198

   $       0

  Income taxes paid – State of Idaho

30

30

         Federal

0

0

  Noncash financing activities:

     Issuance of common stock for services

8,000

  0

The accompanying notes are an integral part of these financial statements.

F/S-5

INDEPENDENCE LEAD MINES COMPANY

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 1 –

Organization and Description of Business

Independence Lead Mines Company (the “Company”) was incorporated in the State of Arizona on

September 16, 1929 and was originally organized to explore, acquire and develop mineral properties and rights primarily in Idaho.  The Company is the owner of fifteen patented and seventeen unpatented mining claims.  This claim group (the “property”) is situated Northwest of Hecla Mining Company’s Lucky Friday mine in the Coeur d’Alene Mining District, Shoshone County Idaho.

Pursuant to agreements executed in 1968, Hecla leased the Company’s property together with other properties for a period of 50 years, subject to a 30-year extension, for the purpose of conducting mineral exploration and development of the properties, and mining such commercial ore as may be discovered.  The lease agreements provide that all costs and expenses incurred in the exploration, development and operation of the properties are to be paid by Hecla, subject to the right of Hecla to be reimbursed for such costs and expenses, together with all advance royalties paid, out of any future net profits realized from the operation of the properties.  In accordance with the terms of the lease, the Company receives advance royalties of $1,500 per month.

The Company is currently in litigation with Hecla Mining Company over Hecla’s operation of the Lucky Friday Mine under the agreement covering the DIA Project.  A nine-day trial was held from March 22nd through April 1st of 2004, and on July 19, 2004 the court ruled in favor of Hecla Mining Company.  Independence has appealed the District Court’s ruling to the Idaho Supreme Court, and on April 24, 2006, the court ruled against the Company. On May 26, 2006, the Company requested that the Court grant rehearing of the case.  As of October 14, 2006, there has been no ruling from the Court.

The Company’s exploration activities never developed any commercial ore deposits and, effectively in 1968, Management decided to abandon or sell its mineral properties and rights, and favorably position itself to seek other profitable business opportunities.  Accordingly, the Company is not considered to be in the development stage.

Note 2 –

Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the U.S. and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all bank accounts, certificates of deposit, money market accounts and short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

F/S-6

Investment

The investment in common stock of Hecla Mining Company is stated at its fair value, which approximates cost.  The investment is considered to be available-for-sale.

Mining Property and Unrecovered Exploration Costs

Costs of exploring, acquiring and developing mineral properties were capitalized by the Company in previous years.  In 2004, management evaluated the expected recovery and valuation of the mining property and related unrecovered exploration costs and determined that the assets were fully impaired and in all likelihood have been impaired for a number of years.  Accordingly, the costs of these assets were been written off in a restatement of opening accumulated deficit and the 2003 financial statements have been restated to reflect the write-off.  See Note 6.

Environmental Matters

The Company owns mineral property interests on certain public and private lands in Idaho.  The Company’s properties have been subject to a variety of federal and state regulations governing land use and environmental matters.  The Company’s management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.  The Company’s management acknowledges, however, that the possibility exists that the Company may be subject to environmental liabilities associated with its prior activities in the unforeseeable future, although the likelihood of such is deemed remote and the amount and nature of the liabilities is impossible to estimate.

Deferred Income

Advance royalties received, subject to reimbursement to the payor under certain circumstances (as described above), are reported as deferred income in the accompanying financial statements.

Income Taxes

The Company accounts for income taxes using the liability method, which requires that deferred income taxes be recognized for temporary differences between the financial statement and income tax bases of assets and liabilities, as well as for net operating loss carryovers which may result in the recognition of income tax benefits in future years.  A valuation allowance is established for deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Loss Per Share

Loss per share (basic) is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Loss per share (diluted) is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the additional common shares that would have been outstanding of potential common shares had been issued.  At December 31, 2004 and 2003, the Company had no potential common shares, and only loss per share (basic) is reported for the years then ended.

F/S-7

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents and payables approximated their fair values as of December 31, 2004 and 2003.

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

Going Concern

As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $265,831 for the year ended December 31, 2004, and has an accumulated deficit of $4,814,371.  These factors indicate that the Company may be unable to continue in existence.  The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company’s management believes that future private placements of stock and continuing contracted agreements will generate sufficient cash for the Company to continue to operate based on expected expenses.  The Company is currently operating on the cash proceeds of a private placement and the continuing advance royalties of $1,500 per month.

Reclassification

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

F/S-8

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

Note 4 -

Income Taxes

At December 31, 2004 and 2003, the Company had deferred tax assets of approximately of $113,400                 and $47,400, respectively, arising from net operating loss carryovers.  Management has determined that it is more likely than not that these deferred tax assets will not be realized, and therefore a valuation allowance equal to the full amount of the deferred tax asset has been established at both December 31, 2004 and 2003.  For the years ended December 31, 2004 and 2003, the income tax provisions differed from the expected amounts using current federal statutory rates because of the effects of the change in the deferred tax asset valuation allowance each year.  At December 31, 2004, the Company has tax basis net operating loss carryovers totaling approximately $333,600, which expire in the years 2022 through 2024.

Note 5 -

Related Party Transactions

During the year ended December 31, 2004 and 2003, accounting fees of $850 and $887, respectively, were paid or accrued to Wayne Schoonmaker, an officer, director, and shareholder of the Company.  In addition, payments of $600 were made in 2004 and 2003 to Mr. Schoonmaker for rental of office space for the corporate office.

Note 6 -

Restatements

As discussed in Note 2, the Company has restated its financial statements to reflect a retroactive adjustment to write off the costs of previously impaired mining property ($2,945,407) and unrecovered exploration costs ($187,920).  The adjustment resulted in an increase of the balance of accumulated deficit at December 31, 2002, of $3,133,327 and corresponding reductions in the mining property and unrecovered exploration cost accounts at that date.  In addition, the 2004 and 2003 financial statements previously issued which incorrectly reported prepaid expenses and deposits resulting in overstated assets of $52,371at December 31, 2004, and incorrectly omitted accounts payable at December 31, 2003, totaling $32,342, have been restated to include these adjustments.  The restatements increased the previously reported 2004 and 2003 net loss by $52,321 and $32,342, respectively ($0.01 per share each year).

F/S-9

Note 7 -

Common Stock

During the year ended December 31, 2004 the Company sold 356,000 shares of common stock at an average of $0.62 per share and issued 10,000 shares of common stock for services received at a price of $0.80 per share, representing the approximate trading price of shares at the issuance date.  In addition, the Company sold 61,436 shares of treasury stock at an average price of $0.88 per share.

[The balance of this page has been intentionally left blank.]

F/S-10

Signatures

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be sign on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE LEAD MINES COMPANY

By:

/s/ Bernard C. Lannen

Bernard C. Lannen, its President and

Chief Administrative Officer

Dated: October 20, 2006

By:

/s/ Wayne L. Schoonmaker

Wayne L. Schoonmaker, its Principal

Accounting Officer

Dated: October 20, 2006