Form 10KSB
period 2006-12-31
INDEPENDENCE LEAD MINES CO
filed 2007-04-02
CIK 50073

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

 As of  March 22, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was $4,010,164.

The number of shares of common stock outstanding as of March 22, 2007 was 5,075,793.

Transitional Small Business Disclosure Format (check one):    Yes [   ]    No [X]

INDEPENDENCE LEAD MINES COMPANY ANNUAL REPORT

ON FORM 10-KSB FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2006

TABLE OF CONTENTS

PART I

            Page

Item 1.

Business………………………………………………………………………………3

Item 2.

Properties…………….……………………………………………………………….5

Item 3.

Legal Proceedings…………………………………………………………………….5

Item 4.

Submission of Matters to a Vote of Security Holders………………………………...5

PART II

Item 5.

Market for the Registrant’s Common Stock and Related Stockholder

Matters………………………………………………………………………………..6

Item 6.

Management’s Discussion and Analysis or Plan of Operation………………………6

Item 7.

Financial Statements………………………………………………………………….9

Item 8.

Changes in and Disagreements with Accountants

On Accounting and Financial Disclosure…………………………………………….19

Item 8A.

Controls and Procedures……………………………………………………………….19

Item 8B.

Other Information………………………………………………………………………19

PART III

Item 9.

Directors and Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act……………………………….19

Item 10

.

Executive Compensation……………………………………………………………20

Item 11.

Security Ownership of Certain Beneficial

Owners and Management and Related Stockholder Matters……………………….20

Item 12.

Certain Relationships and Related Transactions……………………………………21

PART IV

Item 13.

Exhibits and Reports on Form 8-K……..

…………………………………………..21

Item 14.

Principal Accountant Fees and Services…………………………………………….22

Signatures…………………………………………………………………………………………23

INDEPENDENCE LEAD MINES COMPANY ANNUAL REPORT

ON FORM 10-KSB FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2006

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

BACKGROUND

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

As of December 31, 2006 total un-recouped DIA Project Costs were $30,617,542.  This represents a reduction of $12,577,900 for the year.  There were 276,393 tons mined/milled during 2006; these tons had an average mill feed assay of 11.34 oz. per ton silver, 6.57% lead, and 3.34% zinc..

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

ITEM 3.

LEGAL PROCEEDINGS

The Company is currently in litigation with Hecla Mining Company over Hecla’s operation of the Lucky Friday Mine under the agreement covering the DIA Project.  A nine-day trial was held between the Company and Hecla Mining Company from March 22nd through April 1st of 2004, and closing written arguments were submitted to the court by April 30th.  Further, the court required the parties to submit to the court a written rebuttal to the other party’s closing arguments by May 17, 2004. On July 19, 2004 the court ruled in favor of Hecla Mining Company.  At the end of the trial Hecla’s management had mined and milled a reported 1,350,680 tons of mineralized material, thus destroying its future potential to become ore.  The first District Court chose not to hold Hecla’s management accountable for their actions of waste by ruling in favor of Hecla, while at the same time, the court acknowledged that Hecla’s management did not act in the interest of Independence.

The Company appealed the District Court’s ruling to the Idaho Supreme Court.  On February 6, 2006 Independence Lead Mines Company, in the case of Independence Lead Mines Company, (Plaintiff) vs. Hecla Mining Company (Defendant), Docket No. 31042 presented oral arguments before the Idaho Supreme Court in Boise.  This is a continuation of the Company’s assertion of a claim of breach of contract and waste, seeking declaratory and injunctive relief, relating to Hecla’s operation on mining claims it leased from Independence.  The Idaho Supreme Court ruled for Hecla.  The Company then appealed to the court for a re-hearing and the court subsequently denied the Company’s appeal.

The Company then filed a complaint against Hecla Mining Company on December 11, 2006 in the United States District Court for the District of Idaho.  The complaint was subsequently amended to assert RICO.  On January 5, 2007 the Company filed a Complaint for Rescission of Contract against Hecla Mining Company in the First Judicial District of the State of Idaho in and for the County of Shoshone.  A hearing date of May 9, 2007 has been set.

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

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s shares are traded on the over-the-counter “pink sheets” under the symbol “IDLM.”   The market price ranges of the Company’s common stock during the years 2006 and 2005, respectively, were as follows:

2006

2005

High

Low

High

Low

First Quarter

0.90

0.64

0.70

0.60

Second Quarter

1.85

0.85

0.58

0.47

Third Quarter

1.80

1.45

0.70

0.55

Fourth Quarter

3.50

1.50

0.80

0.54

These quotation reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

The closing price of the Common Stock as reported on March 22, 2007 was $4.25 per share.

As of March 22, 2007, the Company had approximately 2,100 holders of record of its common stock, who collectively held 5,075,793 issued and outstanding shares of Common Stock.

(a)

No dividends were paid by the Registrant in 2006 or 2005, and the Company has no plans to pay a dividend in the foreseeable future.

During the year ended December 31, 2006, the Company sold 100,000 shares of common stock at an average price of  $0.725 per share.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement about Forward-Looking Statements

This Annual Report on Form 10-KSB includes certain statements that may be deemed to be “forward-looking statements.”  All statements, other than statements of historical facts, included in this Form 10-KSB that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements.  Such forward-looking statements include discussion of such matters as:

The amount and nature of future capital, development and exploration expenditures;

The timing of exploration activities;

Business strategies and development of our business plan; and

Forward-looking statements also typically include words such as “anticipate”, “estimate”, “expect”, “potential”, “could” or similar words suggesting future outcomes.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances.  Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of metal prices, uncertainties in cash flow, expected acquisition benefits, exploration, mining and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed under the caption “Risk Factors,” many of which are beyond our control.  Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

Plan of Operation

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

Results of Operations

The Company had no operations in 2006 or 2005.  General and administrative costs in 2006 decreased by $56,159 over 2005, primarily due to a decrease of $50,939 in legal expenses related to the litigation with Hecla Mining Company.  The Company reported a net loss of $25,486 in 2006, compared to a net loss of $85,162 in 2005.  General and administrative costs in 2005 decreased by $180,323 over 2004, primarily due to a decrease in legal fees of $152,051 and a decrease in consulting costs $32,104, partially offset by an increase in accounting fees of $9,245.

Liquidity and Capital Resources

During the year ended December 31, 2006 the Company sold 100,000 shares in private placement transactions at an average price of $0.725 per share.  The Company financed its obligations during the year ended December 31, 2006 by the sale of these shares and by the advance royalties of $1,500 per month received from Hecla Mining Company.

Cash flows for the year ended December 31, 2006 were as follows:

During the twelve month period ended December 31, 2006, the Company’s cash position decreased by $14,050.  During this period the Company used $58,450 in operating activities and realized $72,500 from the sale of 100,000 shares of the Company’s common stock at an average price of $0.725.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.

Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain.  As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex.  Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates.  Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition.  We have identified certain accounting policies that we believe are most important to the portrayal of our current financial condition and results of operations.  Our significant accounting policies are disclosed in Note 2 to the financial statements included in this Annual Report on Form 10-KSB.

The Company recognizes the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized.  Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income.  Estimates of future taxable income are based on forecasted cash flows and the application of existing tax laws in each jurisdiction.  To the extent that future cash flows and taxable income differ significantly from estimates, the ability of the Company to realize deferred tax assets could be impacted.  Additionally, future changes in tax laws in the jurisdictions in which the Company operates could limit the Company’s ability to obtain the future tax benefits.

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENCE LEAD MINES COMPANY

INDEX TO FINANCIAL STATEMENTS

Page

FINANCIAL STATEMENTS:

Balance Sheets as of December 31, 2006 and

December 31, 2005…………………………………………………………………10

Statements of Operations for the years Ended December 31, 2006 and

December 31, 2005…………………………………………………………………11

Statements of Changes in Stockholders’ Equity for the years ended

December 31, 2006 and December 31, 2005……………………………………….12

Statements of Cash flows for the years ended December 31, 2006 and December 31, 2005…………………………………………………………….13

Notes to Financial Statements……………………………………………………....14

The Company’s financial statements are unaudited, pending completion of audits of prior year’s financial statements and the resolution of accounting issues.

INDEPENDENCE LEAD MINES COMPANY

BALANCE SHEETS

December 31, 2006 and 2005

A S S E T S

CURRENT ASSETS	2005	2004
Cash	(Unaudited) 187,572	(Unaudited) 173,522
Royalties receivable	1,500	1,500
Marketable securities	1,006	1,006
Prepaid expenses	50,000	472
Total current assets	240,078	176,500

PROPERTY AND EQUIPMENT, at cost
Equipment	-	-
Less accumulated depreciation	-	-

Mining property	-	-

OTHER ASSETS
Unrecovered exploration costs

Total Assets	240,078	176,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	4,546	5,982
Accrued Expenses	0	0
Total current liabilities	4,546	5,982

DEFERRED INCOME	446,000	428,000

STOCKHOLDERS’ EQUITY
Common stock, $0.10 par value; authorized
10,000,000 shares; issued 5,075,793 shares at
at 12/31/06 and 4,975,793 at 12/31/05	507,579	497,579

Additional Paid in Capital	4,206,972	4,144,472
	4,642,051	4,479,051

Less deficit accumulated	(4,925,019)	(4,899,533)
Total Stockholder’s equity	(210,468	(257,482

Total Liabilities & Stockholders’ equity	240,078	176,500
The accompanying notes are an integral part of these financial Statements.

INDEPENDENCE LEAD MINES COMPANY

STATEMENT OF OPERATIONS AND DEFICIT ACCUMULATED

For the years ended December 31, 2006 and 2005

2006

2005

(Unaudited)

(Unaudited)

Revenue

$       0

$       0

Expenses

  Management and Director fees

0

0

  Licenses and fees

126

178

  Office and administration

785

1,722

  Office services

600

600

  Shareholder Relations

3,600

5,542

  Consulting

1,598

7,077

  Transportation

3,815

3,643

  Accounting

10,095

7,080

  Legal

8,529

59,468

     Total Expenses

29,151

85,310

Loss from Operation

(29,151)

(85,310)

Other Income and (Expense)

    Interest, net

3,665

148

     Total Other Income (Expense)

3,665

148

Loss before Income Taxes

(25,486)

(85,162)

  Provision for income taxes

0

0

     Net Loss

$(25,486)

$(85,162)

LOSS PER SHARE

$(0.01)

$(0.02)

Weighted average common

  Shares outstanding

5,055,793

4,805,793

The accompanying notes are an integral part of these financial statements.

 INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDEERS’ EQUITY

Years Ended December 31, 2006 and 2005

           Common Stock

Add’l

 Number

Paid-In

Accumulated

Of Shares

Amount

Capital

  Deficit

Total

Balances,

    December 31,

    2004

4,675,793

$4,675,793

$(196,742)

$(4,814,371)

$(335,320)

Adjustment of  common

    Stock par value

0

(4,208,214)

4,208,214

0

0

Common stock sold

  300,000

      30,000

   133,000

0

   163,000

Net loss for year ended

    December 31, 2005

0

0

0

     (85,162)

    (85,162)

Balances,

    December 31,

    2005

4,975,793

   497,579

4,144,472

  4,899,533

  (257,482)

Common stock sold

   100,000

     10,000

     62,500

0

     72,500

Net loss for year ended

    December 31, 2006

0

0

0

      (25,486)

    (25,486)

Balances,

    December 31, 2006

5,075,793

 $507,579           $4,206,972

$(4,925,019)

$(210,468)

INDEPENDENCE LEAD MINES COMPANY

STATEMENT OF CASH FLOWS

For the years ended December 31, 2006 and 2005

2006

2005

 (Unaudited)

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

  Net  loss

(25,486)

(85,162)

  Adjustment to reconcile net Loss to

    net cash provided by Operating Activities:

  Changes in operating assets and liabilities:

       Receivable

0

0

Prepaid expenses

(49,528)

19,528

Accounts Payable

(1,436)

3,491

Deferred income

18,000

  18,000

    Net cash used by Operating Activities

(58,450)

(44,143)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of common stock

72,500

163,000

  Net cash provided by financing activity

72.500

163,000

CASH FLOWS FROM INVESTING ACTIVITIES

  Net cash provided by investing activities

0

0

Net increase (decrease) in cash

14,050

118,857

CASH, beginning of year

173,522

54,665

CASH, end of year

187,572

173,522

=====

======

Disclosure of Accounting Policy-

 For years ended December 31, 2006 and 2005,

  the company had no cash equivalents.

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

2006

2005

  Interest paid

0

  Taxes paid –

State of Idaho

30

30

Federal

0

0

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

The Company is currently in litigation with Hecla Mining Company over Hecla’s operation of the Lucky Friday Mine under the agreement covering the DIA Project.  A nine-day trial was held from March 22nd through April 1st of 2004, and on July 19, 2004 the court ruled in favor of Hecla Mining Company.  Independence appealed the District Court’s ruling to the Idaho Supreme Court, and on April 24, 2006 the court ruled against the Company.  On May 26, 2006, the Company requested that the Court grant rehearing of the case, and the court again decided against Independence.  The Company then filed a complaint against Hecla Mining Company on December 11, 2006 in the United States District Court for the District of Idaho, and on January 5, 2007 the Company filed a Complaint for Rescission of Contract against Hecla in the First Judicial District of the State of Idaho.  A hearing date of May 9, 2007 has been set.

The Company’s exploration activities never developed any commercial ore deposits and, effectively in 1968 Management decided to abandon or sell its mineral properties and rights, and favorably position itself to seek other profitable business opportunities.  Accordingly, the Company is not considered to be in the development stage.

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

Concentration of Risk

The Company maintains its cash in two commercial depository accounts and 2 certificates of deposit.  These accounts are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $100,000.  The balance in one account exceeds the $100,000 limit by $3,257  and consequently that amount is considered uninsured.

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

During the years ended December 31, 2006 and 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  The Company had no common stock equivalents outstanding as of December 31, 2006

Use of Estimates

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash and cash equivalents, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006 and 2005.

Going Concern

As shown in the accompanying financial statements, the Company has revenues of $1,500 per month, has incurred a net loss of $25,486 for the year ended December 31, 2006 and has an accumulated deficit of $4,925,019.  These factors raise the possibility that the Company may be unable to continue in existence.  The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” ( hereinafter “SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier adoption is encouraged.  The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition  threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.”  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations:  a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  This statement is effective for fiscal years beginning after September 15, 2006 with early adoption permitted as of the beginning of an entity’s fiscal year.  Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Standards No. 133 and 140” (hereafter “SFAS No. 155”).  This statement established the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain  hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction of the passive derivative instruments that a qualifying special-purpose entity (“SFE”) may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year.  Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

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

NOTE 4 – INCOME TAXES

At December 31, 2006 and 2005, the Company had deferred tax assets of approximately $173,900 and $165,300, respectively, arising from net operating loss carryovers.  Management has determined that it is more likely than not that these deferred tax assets will njot be realized, and therefore a valuation allowance equal to the full amount of the deferred tax asset has been established at both December 31, 2006 and 2005.  For the years ended December 31, 2006 and 2005, the income tax provisions differed from the expected amounts using current federal statutory rates because of the effects of the change in the deferred tax asset valuation allowance each year.  At December 31, 2006, the Company has tax basis net operating loss carryovers totaling approximately $511,600, which expire in the years 2022 through 2026.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2005, accounting fees of $1,200 were paid or accrued to Wayne Schoonmaker, an officer, director and shareholder of the Company.  There were no accounting fees paid or accrued during the year ended December 31, 2006.  In addition, payments of $600 were made in 2006 and 2005 to Mr. Schoonmaker for rental of office space for the corporate office.

NOTE 6 – COMMON STOCK

In September 1997 the capitalization of the Company was increased from 4,000,000 shares to 5,000,000 shares of $1.00 par value common stock.  In September 2005 the capitalization of the Company was increased from 5,000,000 shares of $1.00 par value common stock to 10,000,000 shares of $0.10 par value common stock.  The common stock and additional paid-in capital accounts at December 31, 2004  were re-stated to reflect the change in capitalization.

During the year ended December 31, 2006 the Company sold 100,000 shares of common stock in private placement at an average of $0.725 per share.

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

ITEM 8         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..

None

ITEM 8A.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Based on an evaluation as of the end of the period covered by this annual report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective for the purposes set forth in such definition.

The Company’s management has also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal period to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION.

None

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Management

Executive officers of the Company are elected by the Board of Directors and serve for a term of one year and until their successors have been elected and qualified or until their earlier resignation or removal by the Board of Directors.  There are no family relationships among any of the directors and executive officers of the Company.  None of the executive officers are currently involved in any legal proceedings.

The following table sets forth the names and ages of all executive officers and directors and the positions and offices that each person holds with the Company.

Name of Executive
Officers and Directors		Brief profile of
And Position Held	Age	Officers and Directors

Bernard C. Lannen	70	Semi Retired
President and Director		Former Director of Lucky
		Friday Extension Mining Company
Wayne L. Schoonmaker	69	Certified Public Accountant,
Secretary/Treasurer and Director		Secretary/Treasurer of Metalline Mining Company

Gordon Berkhaug	72	Management of real estate investments
Director		With experience in the mining field

Robert Bunde	68	Semi retired farmer with investments in
Director		the mining field.

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

ITEM 10.

EXECUTIVE COMPENSATION

The directors and officers of this company are not considered employees. There was no remuneration paid to any of the directors and officers of this company during the fiscal year ended December 31, 2006.  The directors do not receive any compensation for serving as members of the Board of Directors.  There are no contractual arrangements with any member of the Board of Directors.

No retirement benefit, bonus, stock option or other remuneration plans are in effect with respect to the Company’s officers and directors.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 22, 2007 the common stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock, each director individually, and all officers and directors of the Company as a group.  Each person has sole voting and investment power with respect to the shares of common stock shown, unless otherwise noted, and all ownership is of record and beneficial.

	Shares of	Approximate
	Common Stock	Percentage of
Name	Beneficially Owned	Class
R. Duff Gordon U.S. Silver Corporation Bernard C. Lannen	274,470 258,855 315,387	5.41 5.10 6.21
Wayne L. Schoonmaker	4,000	*
Gordon Berkhaug	(1) 159,711	3.15
Robert Bunde	(2) 190,000	3.74

All directors and executive officers of the Company as a group (4 persons in the group) own 669,098 shares or approximately 13.18 percent of the Company’s outstanding voting securities.

 *   Less than 1.0%

(1)  Includes 81,436 shares held by Mr. Berkhaug in the Damon Berkhaug Trust as trustee.

(2)  Includes 72,000 shares held by Mr. Bunde as guardian for minors.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 13.

EXHIBITS.

Exhibit No.

Exhibits

3.1

Articles of Incorporation of Independence Lead Mines Company, as amended, previously filed as Exhibit 3.1 to Form 10-K for 1983 and incorporated by reference herein.

3.2

Bylaws of Independence Lead Mines Company, as amended, previously filed as Exhibit 3.2 to Form 10-K for 1983 and incorporated by reference herein.

10.1

Unitization Agreement dated February 8, 1968 among Day Mines, Inc., Independence Lead

Mines Company and Abot Mining Company, previously filed as Exhibit 10.1 to Form 10-K for 1983 and incorporated by reference herein

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

ITEM 13

EXHIBITS (Continued)

Exhibit No.

Exhibit

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

Filed herewith.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

Filed herewith.

32.1

Certification of Principal Executive Officer pursuant to 18 U.S. C. Section 1350.  Furnished herewith.

32.2

Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.  Furnished herewith.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

LeMaster & Daniel serves as our independent registered public accounting firm.  The Company is currently completing audits for 2005 and 2006.  The audit of 2004 has been completed, for which the Company has paid a total of $15,975 in audit fees.

INDEPENDENCE LEAD MINES COMPANY

December 31, 2006

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has  duly caused this report to be sign on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE LEAD MINES COMPANY

By:

/s/ Bernard C. Lannen

Bernard C. Lannen, its President and

Chief Administrative Officer

Dated: March 30, 2007

By:

/s/ Wayne L. Schoonmaker

Wayne L. Schoonmaker, its Principal

Accounting Officer

Dated: March 30, 2007

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/  Bernard C. Lannen

By:  /s/  Gordon Berkhaug

Bernard C. Lannen

Gordon Berkhaug

President/Director

Director

Date:  March 30, 2007

Date:  March 30, 2007

By:  /s/  Wayne L. Schoonmaker

By:  /s/  Robert Bunde

Wayne L. Schoonmaker

Robert Bunde

Secretary & Treasurer/Director

Director

Date:  March 30, 2007

Date:  March 30, 2007