Form 10QSB
period 2007-03-31
INDEPENDENCE LEAD MINES CO
filed 2007-05-15
CIK 50073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 5,255,793 shares of the issuer’s common stock, par value $0.10, outstanding as of  May 1, 2007.

Transitional Small Business Disclosure format (check one):  Yes ☐  No ☑

INDEPENDENCE LEAD MINES COMPANY QUARTERLY REPORT

ON FORM 10-QSB FOR THE QUARTERLY PERIOD

ENDED MARCH 31, 2007

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

Item 1:

Financial Statements

3

Item 2:

Management's Discussion and Analysis of Financial Condition and

Results of Operations

9

Item 3:   Controls and Procedures

13

PART II - OTHER INFORMATION

Item 1:

Legal Proceedings

13

Item 2:

Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3:

Defaults upon Senior Securities

14

Item 4:

Submission of Matters to a Vote of Security Holders

14

Item 5:

Other Information

14

Item 6:

Exhibits

14

Signatures

15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended Mach 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 incorporated by reference herein.

INDEPENDENCE LEAD MINES COMPANY

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheets as of March 31, 2007

  and December 31, 2006

4

Statements of Operations for the three-month periods

 Ended March 31, 2007 and March 31, 2006

5

Statements of Cash Flow for the three-month periods

  Ended March 31, 2007 and March 31, 2006

6

Notes to Interim Financial Statements

7

INDEPENDENCE LEAD MINES COMPANY
BALANCE SHEETS
March 31, 2007 and December 31, 2006
	March 31	December 31
	2007	2006
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$264,481	$187,572
Royalties receivable	1,500	1,500
Prepaid Expenses	50,000	50,000
Marketable securities	1,006	1,006
Total Current Assets	316,987	240,078

PROPERTY AND EQUIPMENT, at cost:
Equipment	-	-
Less accumulated depreciation	-	-
	-	-

Mining property	-	-
Total property and equipment	-	-

OTHER ASSETS:
Unrecovered exploration costs	-	-
TOTAL ASSETS	$316,987	$240,078

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$26,467	$4,546
Accrued expenses	-	-
Total Current Liabilities	26,467	4,546
DEFERRED INCOME	450,500	446,000

STOCKHOLDERS' EQUITY
Common stock, $0.10 par value; 10,000,000 shares authorized,
5,075,793 shares issued and outstanding	507,579	507,579
Subscriptions pre-paid	195,000
Additional paid-in capital	4,206,972	4,206,972
	4,909,551	4,642,051
Less deficit accumulated	(5,069,531)	(4,925,019)
Total Stockholders' Equity	(159,980)	(210,468)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$316,987	$240,078

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(unaudited)	(unaudited)
REVENUES	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting	(500)	500
Accounting	-	-
Directors fees	142,080	-
Office and administration	227	196
Office services	150	150
Shareholder Relations	915	1,420
Transportation	870	1,382
Legal	1,871	2,562
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	145,613	10,570

LOSS FROM OPERATIONS	(145,613)	(10,570)

OTHER INCOME (EXPENSES)
Interest and investment income	1,101	495
Interest and financing expense	-	-
TOTAL OTHER INCOME	1,101	495

INCOME (LOSS) BEFORE INCOME TAXES	(144,512)	(10,075)

INCOME TAXES	-	-
NET LOSS	$(144,512)	$(10,075)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.028)	$(0.002)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	5,075,793	5,000,793

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF CASH FLOW

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(144,512)	$(10,075)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	-	-
	-	-
Changes in operating assets and liabilities:	-	-

(Increase) decrease in prepaid expenses	-	-
Increase (decrease) in accounts payable	21,921)	(1,450)
Increase (decrease) in deferred income	4,500	4,500

Net cash used in operating activities	(118,091)	(7,025)

Investing activities:	-	-

Net cash used in investing activities	-	-

Financing activities:
Subscriptions prepaid	195,000
Proceeds from sale of common stock	-	72,500

Net cash provided by financing activities	195,000	72,500

Net increase (decrease) in cash and cash equivalents	76,909	65,475

Cash and cash equivalents, beginning of period	187,572	173,522
Cash and cash equivalents end of period	$264,481	$238,997

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Noncash expenses	$-	$-

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

Note 2 – Basis of Presentation

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Note 3 – Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier adoption is encouraged.  The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

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

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereafter “SFAS No. 155”).  This statement established the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction of the passive derivative instruments that a qualifying special-purpose entity (“SFE) may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously6 prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year.  Management believes the adoption of this statement will have no impact on the Company’s financial condition or re3sults of operations.

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

Note 6 – Restatements

As discussed in Note 2, the Company has restated its financial statements to reflect a retroactive adjustment to write off the costs of previously impaired mining property ($2,945,407) and unrecovered exploration costs ($187,920).  The adjustment resulted in an increase of the balance of accumulated deficit at March 31, 2007 and December 31, 2006 of $3,133,327 and corresponding reductions in the mining property and unrecovered exploration cost accounts at those dates.

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

During the year ended December 31, 2006 the Company sold 100,000   shares of its common stock in private placement at an average price of $0.725 per share.

On March 28, 2007 the Company announced that a forward stock split of one additional share of common stock for each ten shares of common stock held on the record date of April 27, 2007 will be paid on or before July 10, 2007.  Shareholders will have 60 days from April 27, 2007 to surrender their share certificates to the Company’s transfer agent, OTC Stock Transfer, Inc., 231 East 2100 South, Salt Lake City, Utah 84115 in order to receive new stock certificates including the stock split shares. On March 19, 2007 the Company initiated a private offering of common stock to purchase, in the aggregate, 200,000 shares of common stock of Independence Lead Mines Company at a price of $1.50 per share.  The offering was limited to Directors, Management, and key consultants for the Company.  The offering was not fully subscribed and the offering was closed on April 24, 2007 after the sale of 180,000 shares.  The private placement shares are restricted from sale or other transfers for a period of 48 months.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities

Exchange Act of 1934 (the “Exchange Act”).  These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management.  Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of the Company’s future financial performance, the Company’s anticipated growth and potentials in its business, and other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified elsewhere herein and in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 under “Risk Factors.”  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  The Company undertakes no obligation to revise or update any forward-looking statements for any reason.

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

Since June 30, 1999 the Company has experienced substantial differences with the Lessee. In January 1997, Hecla chose to go forward with the DIA Project’s Phase III and by June 1, 1998 the Project reached full production. In the first year of full production the Project lost $785,000 after mining and milling 260,000 tons. Independence requested Hecla to stop mining to prevent loss of the resource. Hecla’s management has refused all requests to act with prudence, and continues to mine at this writing. Since Hecla chose to go forward with Phase III, through the end of 2004 there have been 1,428,000 tons mined and milled and all development costs have been lost.  Request for prudence over the years has failed. During 2003 Hecla mined and milled 151,991 tons containing 15.76 oz. Silver per ton, 9.05% lead, and 2.18% zinc, and during 2004 164,624 tons were mined and milled assaying 13.17 oz. silver per ton, 7.78% lead, and 2.36% zinc.   For the year 2003 the Project lost $723,147 and for the year 2004 the Project lost $3,000,605.   The DIA Project total cost at December 31, 2004 was $36,353,259, and as of  December 2005 Hecla has reported mining and milling 1,723,510 tons over the life of the DIA Project.  Total un-recouped project costs reached a new high of $43,279,805.  During 2005 the lessee mined and milled 214,158 tons containing an average grade of 12.2 ounces of silver, 7.3% lead, and 2.74% zinc. Total DIA Project production for 2006 was 276,393 tons, and Total Project Costs were reduced by $12,577,900.  For the first three months of 2007 DIA project Costs were reduced by $5,857,085, leaving total remaining project costs of $24,760,457.  The Company remains opposed to lessee’s actions taken over approximately nine years on Independence’s mining claims.

Results of Operations for the Period Ended March 31, 2007.

Three  months ended March 31, 2007 compared to the three  months ended March 31, 2006:

During the three months ended March 31, 2007 the Company realized no income.  General and administrative expenses increased to $145,613 for the three-month period ended March 31, 2007 as compared to $10,570 for the three-month period ended March 31, 2006.  The increase was primarily due to payment of retroactive directors’ fees of $142,080.  For the three months ended March 31, 2007, the Company experienced a loss of $144,512, or $0.028 per share, compared to $10,075, or $0.002 per share, during the comparable period in the previous year.

Liquidity and Capital Resources.

The Company financed its obligations during the three months ended March 31, 2007 from cash on hand.  During this period the Company’s cash position increased by $76,909, primarily from the pre-payment of $195,000 from the private placement sale of the Company’s common stock.  During the three months ended March 31, 2007 the Company used $118,091 in operating activities, principally in connection with the payment of legal fees and directors’ fees.   The Company’s only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500.  The Company has incurred operating losses since inception; these factors indicate doubt as to the ability of the company to continue business as a going concern.  The financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.  In order to maintain operations, the Company will have to raise additional capital through loans or through the sale of securities. If the Company is unable to raise additional capital, it may have to cease operations.

In 1999 the Company acquired 38,436 shares of Independence Common Stock on the open market at an average price of $0.49 per share, and in 2000 the Company acquired 94,800 shares at an average price of $0.38 per share. These shares were carried as treasury stock by the Company, and in December 2003, 72,000 shares of treasury stock were sold for $0.70 per share.  In the first quarter of 2004 an additional 25,036 shares of treasury stock were sold for $0.75 per share. The remaining 36,400 shares of treasury stock were sold in the second quarter of 2004 at an average price of $0.97 per share. During the year ended December 31, 2005 the Company sold 300,000 shares of common stock in a private placement at an average price of $0.54 per share, and during the year ended December 31, 2006 the Company sold 100,000 shares of common stock in a private placement at an average price of $0.725 per share.

Subsequent to the three month period ended March 31, 2007, the Company completed a private offering of 200,000 shares of the Company’s common stock at a price of $1.50 per share..  The offering was limited to Directors, Management, and key consultants for the Company.  The offering was not fully subscribed and the offering was closed on April 24, 2007 after the sale of 180,000 shares.  The shares were issued as restricted stock which prohibits the sale or other transfer of the shares for a period of 48 months.

The current officers and directors of the Company are not considered by the Company to be employees.

Effect of Recently Issued Accounting Pronouncements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15,

2007, and interim periods within those fiscal years.  Earlier adoption is encouraged.  The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

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

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereafter “SFAS No. 155”).  This statement established the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction of the passive derivative instruments that a qualifying special-purpose entity (“SFE) may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously6 prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year.  Management believes the adoption of this statement will have no impact on the Company’s financial condition or re3sults of operations.

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

The Idaho Supreme Court subsequently denied a rehearing of their decision, and the Company filed a complaint against Hecla on December 11, 2006 in the United States District Court for the District of Idaho.  The complaint has been amended to assert RICO.  The federal court may choose to hear of the case or not; if the court refuses to hear our complaint, Independence will appeal to the U.S. Ninth Circuit Court in San Francisco.

On January 5, 2007 in the First Judicial District of the State of Idaho in and for the County of Shoshone, the Company filed a complaint against Hecla for rescission of contract.  A hearing was held on May 9, 2007 and the court ruled in favor of Hecla.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the year ended December 31, 2006 the Company sold 100,000 shares of the company’s common stock in private placement transactions without registration under the Securities Act in reliance upon the exemptions from the registration requirements provided by Section 4(2), and Rule 506 of Regulation D under the Securities Act.  The proceeds of $72,500 have been used for Company operations and to finance the litigation with Hecla Mining Company.

 During the three months ended March 31, 2007 the Company initiated a private placement of 200,000 shares of common stock with officers and directors of the Company at a price of $1.50 per share. The offering was closed on April 24, 2007 after the sale of 180,000 shares. Pre-payment for 130,000 shares was received in the first quarter 2007 with the shares issuable in the second quarter.  The shares sold in the private placement will be restricted for a period of 48 months, during which period the sale or transfer of the shares will be prohibited.  The proceeds of $270,000 from the sale of the shares will be used for Company operations and to pursue litigation against Hecla Mining Company.

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

32.2

Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

Furnished herewith.

99.1

Notification of Forward Stock Split.  Incorporated by reference from Form 8-K filed

April 25, 2007.

(b)

See (a)(3) above for all exhibits filed herewith.

(c)

All schedules are omitted as the required information is not applicable or the information is presented in the  Financial Statements or related notes.

INDEPENDENCE LEAD MINES COMPANY

SIGNATURES

In accordance with Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

INDEPENDENCE LEAD MINES COMPANY

By:

/s/ Bernard C. Lannen

Bernard C. Lannen, its

President

Date:  May 14, 2007

By:

/s/ Wayne L. Schoonmaker

Wayne L. Schoonmaker, its

Principal Accounting Officer

Date: May 14, 2007

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