Form 10QSB
period 2007-06-30
INDEPENDENCE LEAD MINES CO
filed 2007-08-14
CIK 50073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 5,255,793 shares of the issuer’s common stock, par value $0.10, outstanding as of  August 7, 2007.

Transitional Small Business Disclosure format (check one):  Yes ☐  No ☑

INDEPENDENCE LEAD MINES COMPANY QUARTERLY REPORT

ON FORM 10-QSB FOR THE QUARTERLY PERIOD

ENDED JUNE 30, 2007

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

Item 1:

Financial Statements

3

Item 2:

Management's Discussion and Analysis of Financial Condition and

Results of Operations

10

Item 3:   Controls and Procedures

12

PART II - OTHER INFORMATION

Item 1:

Legal Proceedings

12

Item 2:

Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3:

Defaults upon Senior Securities

14

Item 4:

Submission of Matters to a Vote of Security Holders

14

Item 5:

Other Information

14

Item 6:

Exhibits

14

Signatures

15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 incorporated by reference herein.

INDEPENDENCE LEAD MINES COMPANY

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheets as of June 30, 2007

  and December 31, 2006

4

Statements of Operations for the three-month and six-month periods

 Ended June 30, 2007 and June 30, 2006

5

Statements of Cash Flow for the six-month periods

  Ended June 30, 2007 and June 30, 2006

6

Notes to Interim Financial Statements

7

INDEPENDENCE LEAD MINES COMPANY
BALANCE SHEETS
June 30, 2007 and December 31, 2006
	June 30	December 31
	2007	2006
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$258,778	$187,572
Royalties receivable	1,500	1,500
Prepaid Expenses	500	50,000
Marketable securities	1,006	1,006
Total Current Assets	261,784	240,078

PROPERTY AND EQUIPMENT:	-

OTHER ASSETS:	-	-

TOTAL ASSETS	$261,784	$240,078

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$8,097	$4,546
Accrued expenses	-	-
Total Current Liabilities	8,097	4,546
DEFERRED INCOME	455,000	446,000

STOCKHOLDERS' EQUITY
Common stock, $0.10 par value; 10,000,000 shares authorized,
Shares issued and outstanding: 5,255,793 shares at June 30, 2007; 5,075,793 shares at December 31, 2006	525,579	507,579
Additional paid-in capital	4,458,972	4,206,972
	4,984,551	4,642,051
Less deficit accumulated	(5,185,864)	(4,925,019)
Total Stockholders' Equity	(201,313)	(210,468)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$260,284	$240,078

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting	7,800	813	7,300	1,313
Accounting	7,560	-	7,560	4,360
Directors fees	-	-	142,080	-
Licenses and fees	134	74	134	74
Office and administration	91	-	318 227	194
Office services	150	150	300	300
Shareholder Relations	538	272	1,453	1,692
Transportation	-	137	870	1,519
Legal	102,051	5,194	103,922	7,757
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	118,324	6,640	263,937	17,209

LOSS FROM OPERATIONS	(118,324)	(6,640)	(263,937)	(17,209)

OTHER INCOME (EXPENSES)
Interest and investment income	1,991	928	3,092	1,423
Interest and financing expense	-	-	-	-
TOTAL OTHER INCOME	1,991	928	3,092	1,423

INCOME (LOSS) BEFORE INCOME TAXES	(116,333)	(5,712)	(260,845)	(15,786)

INCOME TAXES	-	-	-	-
NET LOSS	$(116,333)	$(5,712)	$(260,845)	$(15,786)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.022)	$(0.001)	$(0.051)	$(0.003)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	5,208,320	5,075,793	5,142,423	5,042,460

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF CASH FLOW

	Six Months Ended
	June 30,	June 30,
	2007	2006
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(260,845)	$(15,786)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	-	-
	-	-
Changes in operating assets and liabilities:	-	-

(Increase) decrease in prepaid expenses	49,500	-
(Increase) decrease in royalties receivable	-	(1,500)
Increase (decrease) in accounts payable	3,551	(5,155)
Increase (decrease) in deferred income	9,000	9,000

Net cash used in operating activities	(198,794)	(13,441)

Investing activities:	-	-

Net cash used in investing activities	-	-

Financing activities:

Proceeds from sale of common stock	270,000	72,500

Net cash provided by financing activities	270,000	72,500

Net increase (decrease) in cash and cash equivalents	71,206	59,059

Cash and cash equivalents, beginning of period	187,572	173,522
Cash and cash equivalents end of period	$258,778	$232,581

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Noncash expenses	$-	$-

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

Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Note 3 – Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted.  Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (hereinafter SFAS No. 158”).  This statement requires an employer to recognize the overfunded or underfunded positions of a defined benefit post-retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions.  The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

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

Note 6 – Restatements

As discussed in Note 2, the Company has restated its financial statements to reflect a retroactive adjustment to write off the costs of previously impaired mining property ($2,945,407) and unrecovered exploration costs ($187,920).  The adjustment resulted in an increase of the balance of accumulated deficit at June 30, 2007 and December 31, 2006 of $3,133,327 and corresponding reductions in the mining property and unrecovered exploration cost accounts at those dates.

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

On March 28, 2007 the Company announced a forward stock split, retroactive to March 22, 2007, of one additional share of common stock for each ten shares of common stock held.  There is no record date and new certificates will be issued to include the stock split upon surrender of the old certificates to the Company’s transfer agent, OTC Stock Transfer, Inc. 231 East 2100 South, Salt Lake City, Utah 84115.  There is no closing date for surrender of pre-split certificates.

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

Since June 30, 1999 the Company has experienced substantial differences with the Lessee. In January 1997, Hecla chose to go forward with the DIA Project’s Phase III and by June 1, 1998 the Project reached full production. In the first year of full production the Project lost $785,000 after mining and milling 260,000 tons. Independence requested Hecla to stop mining to prevent loss of the resource. Hecla’s management has refused all requests to act with prudence, and continues to mine at this writing. Since Hecla chose to go forward with Phase III, through the end of 2004 there have been 1,428,000 tons mined and milled and all development costs have been lost.  Request for prudence over the years has failed. During 2003 Hecla mined and milled 151,991 tons containing 15.76 oz. Silver per ton, 9.05% lead, and 2.18% zinc, and during 2004 164,624 tons were mined and milled assaying 13.17 oz. silver per ton, 7.78% lead, and 2.36% zinc.   For the year 2003 the Project lost $723,147 and for the year 2004 the Project lost $3,000,605.   The DIA Project total cost at December 31, 2004 was $36,353,259, and as of  December 2005 Hecla has reported mining and milling 1,723,510 tons over the life of the DIA Project.  Total un-recouped project costs reached a new high of $43,279,805.  During 2005 the lessee mined and milled 214,158 tons containing an average grade of 12.2 ounces of silver, 7.3% lead, and 2.74% zinc. Total DIA Project production for 2006 was 276,393 tons, and Total Project Costs were reduced by $12,577,900.  For the first six months of 2007 DIA project Costs were reduced by $11,596,939, leaving total remaining project costs of $19,020,603.  The Company remains opposed to lessee’s actions taken over approximately nine years on Independence’s mining claims.

Results of Operations for the Period Ended June 30, 2007.

Six  months ended June 30, 2007 compared to the six  months ended June 30, 2006:

During the six months ended June 30, 2007 the Company realized no income.  General and administrative expenses increased to $263,937 for the six-month period ended June 30, 2007 as compared to $17,209 for the six-month period ended June 30, 2006.  The increase was primarily due to payment of retroactive directors’ fees of $142,080 and legal fees of $103,922.  For the six months ended June 30, 2007, the Company experienced a loss of $260,845, or $0.051 per share, compared to a loss of $15,786, or $0.003 per share, during the comparable period in the previous year.

Liquidity and Capital Resources.

The Company financed its obligations during the six months ended June 30, 2007 from cash on hand and the sales in private placement of 180,000 shares of the Company’s common stock at an average price of $1.50 per share.  During this period the Company’s cash position increased by $71,206.  During the six months ended June 30, 2007 the Company used $198,794 in operating activities, principally in connection with the payment of legal fees and directors’ fees.   The Company’s only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500.  The Company has incurred operating losses since inception and has an accumulated deficit of $5,185,864.   These factors indicate doubt as to the ability of the company to continue business as a going concern.  The financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.  In order to maintain operations, the Company will have to raise additional capital through loans or through the sale of securities. If the Company is unable to raise additional capital, it may have to cease operations.

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

During the six months ended June 30, 2007 the Company completed a private offering of 200,000 shares of the Company’s common stock at a price of $1.50 per share.  The offering was limited to Directors, Management, and key consultants for the Company.  The offering was not fully subscribed and the offering was closed on April 24, 2007 after the sale of 180,000 shares.  The shares were issued as restricted stock which prohibits the sale or other transfer of the shares for a period of 48 months.

The current officers and directors of the Company are not considered by the Company to be employees and have served until the current year without compensation since their election to the Board of Directors in 1997.   In March 2007 the Company paid retroactive directors’ fees of $142,080 to members of the Board.

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

Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the six months to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

 During the six months ended June 30, 2007 the Company initiated a private placement of 200,000 shares of common stock with officers and directors of the Company at a price of $1.50 per share. The offering was closed on April 24, 2007 after the sale of 180,000 shares. The shares were issued in April 2007 and  will be restricted for a period of 48 months, during which period the sale or transfer of the shares will be prohibited.  The proceeds of $270,000 from the sale of the shares will be used for Company operations and to pursue litigation against Hecla Mining Company.

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

Date:  August 14, 2007

By:

/s/ Wayne L. Schoonmaker

Wayne L. Schoonmaker, its

Principal Accounting Officer

Date:  August 14, 2007

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