Form 10KSB/A
period 2005-12-31
INDEPENDENCE LEAD MINES CO
filed 2007-10-22
CIK 50073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

[  ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                        to

Commission file number 001-000316

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

Par Value $0.10 per Share

None

Title of each class

Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No [   ]

As of March 21, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was $3,384,913.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 2005, there were 4,975,793 shares outstanding of the registrant’s $0.10 par value common stock; authorized common shares of 10,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in the indicated parts of this Form 10-KSB: NONE

INDEPENDENCE LEAD MINES COMPANY

Form 10-KSB/A No. 1 Annual Report

For the year ended December 31, 2005

TABLE OF CONTENTS

PART I

Page

Item 1.

Business

.

.

.

.

.

.

.

3

Item 2.

Properties

.

.

.

.

.

.

.

5

Item 3.

Legal Proceedings

.

.

.

.

.

.

5

Item 4.

Submission of Matters to a Vote of Security Holders

.

.

5

PART II

Item 5.

Market for the Registrant’s Common Stock and

Related Stockholder Matters

.

.

.

.

.

6

Item 6.

Management’s Discussion and Analysis of Financial

.

Condition and Results of Operations

7

Item 7.

Financial Statements.

.

.

.

8

Item 8.

Changes in and Disagreements on Accounting and

Financial Disclosure

19

Item 8A.

Controls and Procedures

.

.

19

Item 8B

Other Information

19

PART III

Item 9.

Directors and Executive Officers of the Registrant

.

.

19

Item 10.

Executive Compensation

.

.

.

.

.

20

Item 11.

Security Ownership of Certain Beneficial

Owners and Management

.

.

.

.

.

20

Item 12.

Certain Relationships and Related Transactions

.

.

.

20

PART IV

Item 13.

Exhibits

.

.

.

.

20

Item 14

Principal Accountants Fees and Services

21

Signatures.

.

.

.

.

.

.

.

22

Exhibit Index

23

INDEPENDENCE LEAD MINES COMPANY

Form 10-KSB/A No. 1 Annual Report

For the year ended December 31, 2005

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

The Company appealed the District Court’s ruling to the Idaho Supreme Court.  On February 6, 2006 Independence Lead Mines Company, in the case of Independence Lead Mines Company, (Plaintiff) vs. Hecla Mining Company (Defendant), Docket No. 31042 presented oral arguments before the Idaho Supreme Court in Boise.  This is a continuation of the Company’s assertion of a claim of breach of contract and waste, seeking declaratory and injunctive relief, relating to Hecla’s operation on mining claims it leased from Independence.  The Supreme Court ruled in favor of Hecla and subsequently denied a motion for rehearing.

The Company then filed a complaint against Hecla Mining Company on December 11, 2006 in the United States District Court for the District of Idaho.  On January 5, 2007 the Company filed a Complaint for Rescission of Contract against Hecla Mining Company in the First JUDICIAL District of the State of Idaho in and for the County of Shoshone.  A hearing was held on May 9, 2007 and the judge ruled in favor of Hecla.  The Company subsequently filed a petition for the appeal to be heard in federal court, which was denied.  The Company is currently considering its options.

Item 4. Submission of matters to a Vote of Security Holders

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

PART II

Item 5.  Market for the Registrant’s Common Stock and Related Stockholder Matters.

(a)

The market price ranges of the Company’s common stock during the years 2005 and 2004, respectively, were as follows:

Fiscal Year

High Closing

Low Closing

2004

First Quarter

Not Available

Not Available

Second Quarter

$1.65

$1.15

Third Quarter

$1.30

$0.42

Fourth Quarter

$0.60

$0.35

2005

First Quarter

$0.70

$0.45

Second Quarter

$0.67

$0.47

Third Quarter

$0.70

$0.48

Fourth Quarter

$0.77

$0.51

As of March 22, 2006, the closing bid quotation for the Company’s common stock was $0.85 per share as quoted by the NASD OTC BB exchange.

These quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

(b)

Approximate Number of Equity Security Holders.

Title of Class

(1)

Number of Record Holders December 31, 2005

Common non-assessable

Approximately 2,100 (1)

Capital stock, par value

$0.10 per share

---------------------------------------

(1)

Included in the number of shareholders of record are shares held in “nominee” or “street” name.

(c)

No dividends were paid by the Registrant in 2005 or 2004, and the Company has no plans to pay a dividend in the foreseeable future.

During the year ended December 31, 2005 the Company sold 300,000 shares of common stock at an average price of $0.54 per share.

Item 6.  Management’s Discussion and Analysis of  Financial Condition and Results of Operations.

Selected Financial Data

Summary of Statements of Operations:

            Year ended December 31,

  2005

   2004

Net Revenues

   -0-

   -0-

Net Income (Loss)

$(85,356)

$(265,831)

Net Income (Loss) per share

      (0.02)

        (0.06)

Selected Balance Sheets:

Current Assets

  176,306

     77,171

Current Liabilities

      5,982

       2,491

Working Capital

  170,324

     74,680

Total Assets

  176,306

     77,171

Deferred Income

  428,000

   410,000

Long-Term Debt

    -0-

    -0-

Stockholders’ Equity

$(257,676)

$(335,320)

Plan of Operation.

The Company’s plan of operation for the next twelve months, subject to maintaining sufficient funds, is to pursue litigation with Hecla Mining Company over the operation of the Lucky Friday Mine, as described in Item 3, Legal Proceedings.

The Company’s legal costs associated with the litigation and appeal have been funded by the receipt of advance royalties from Hecla Mining Company of $1,500 per month and by the sale of unregistered shares of its common stock in a private placement offering.  The Company anticipates that the sale of additional shares of common stock may be required in the next twelve months to continue funding of its litigation.  If the Company is unable to raise additional capital, it may have to cease operations.

Due to the Company’s lack of revenues, the Company’s independent certified public accountants included a paragraph in the Company’s 2005 financial statements relative to a going concern uncertainty.  The Company has financed its obligations during 2005 by its sale of 300,000 shares at an average price of $0.54 per share.

Results of Operations.

The Company had no operations in 2005 or 2004.  General and administrative costs in 2005 decreased by $180,324 over 2004, primarily due to a decrease of $152,052 in legal expenses related to litigation with Hecla Mining Company, and a decrease of $32,104 in consulting fees.  The Company reported a net loss of $85,356 in 2005, compared to a net loss of $265,831 in 2004.  .

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

Item 7.  Financial Statements

INDEX TO FINANCIAL STATEMENTS

Filed as part of the Annual Report Form 10-KSB/A

December 31, 2005

Page

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm

7

Balance Sheets, December 31, 2005 and 2004

.

.

.

.

8

Statements of Operations, Years Ended

December 31, 2005 and 2004

.

.

.

.

.

9

Statements of Changes in Stockholders’ Equity, Years Ended

December 31, 2005 and 2004

10

Statements of Cash flows, years ended

December 31, 2005 and 2004

.

.

.

.

.

11

Notes to Financial Statements

.

.

.

.

.

.

12

LeMASTER & DANIELS PLLC

SPOKANE
COLFAX
GRANDVIEW
MOSES LAKE
OMAK
OTHELLO
QUINCY
TRI-CITIES
WALLA WALLA
WENATCHEE
YAKIMA
BOISE

ACCOUNTING AND CONSULTING SERVICES

MEMBER OF McGLADREY NETWORK

# REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Independence Lead Mines Company
Wallace, Idaho

We have audited the balance sheets of Independence Lead Mines Company as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independence Lead Mines Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

LeMaster & Daniels PLLC

Spokane, Washington
October 5, 2007

INDEPENDENCE LEAD MINES COMPANY

BALANCE SHEETS

December 31, 2005 and 2004

A S S E T S
CURRENT ASSETS	2005	2004
Cash and cash equivalents	$143,522	$ 54,665
Certificate of deposit	30,000	0
Royalties receivable	1,500	1,500
Investments	812	1,006
Prepaid expenses	472	20,000
Total current assets	176,306	77,171

Total Assets	$176,306	$ 77,171
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 5,982	$ 2,491
Total current liabilities	5,982	2,491

DEFERRED INCOME	428,000	410,000
Total liabilities	433,982	412,491

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.10 par value; authorized
10,000,000 shares; issued and outstanding 4,975,793 and 4,675,793 shares in 2005 and
2004, respectively	497,579	467,579

Additional paid in capital	4,144,472	4,011,472
Accumulated deficit	(4,899,727)	(4,814,371)
Total stockholders’ equity (deficit)	(257,676)	(335,320)

Total Liabilities and Stockholders’ Equity	$ 176,306	$ 77,171

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF OPERATIONS

Years Ended December 31, 2005 and  2004

2005

2004

Revenue

$             0

$             0

Expenses

  Management and Director fees

0

0

  Licenses and fees

178

409

  Office and administration

1,722

2,265

  Office services

600

600

  Shareholder relations

5,542

5,437

  Consulting

7,077

39,181

  Transportation

3,643

5,372

  Accounting

7,080

850

  Legal

      59,468

   211,519

     Total expenses

       85,310

   265,633

Loss from Operations

    (85,310)

(265,633)

Other Income and (Expense)

  Interest, net

148

(198)

  Unrealized loss on FMV of investments

     (194)

0

      Total Other Income (Expense)

         (46)

         (198)

Net Loss

$(85,356)

$(265,831)

=======

========

Loss Per Share

$(0.02)

$(0.06)

Weighted average number of common

  shares outstanding

4,768,399

4,456,226

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005 and 2004

	Common Stock		Additional	Treasury Stock
	Number		Paid in	Number
	of Shares	Amount	Capital	of Shares	Amount	Accumulated Deficit	Total

Balances, December 31, 2003, unaudited	4,308,793	$430,879	$3,790,213	(61,436)	$(25,482)	$(4,548,540)	$(352,930)

Sale of treasury stock	0	0	28,959	61,436	25,482	0	54,441
Unrecorded shares presented for transfer	1,000	100	(100)	0	0	0	0
Common stock issued for services	10,000	1,000	7,000	0	0	0	8,000
Sale of common stock	356,000	35,600	185,400	0	0	0	221,000
Net loss for the year ended December 31, 2004	0	0	0	0	0	(265,831)	(265,831)
Balances, December 31, 2004	4,675,793	467,579	4,011,472	0	0	(4,814,371)	(335,320)

Sale of common stock	300,000	30,000	133,000	0	0	0	163,000

Net loss for the year ended December 31, 2005	0	0	0	0	0	(85,356)	(85,356)
Balances, December 31, 2005	4,975,793	$497,579	$4,144,472	0	$ 0	$(4,899,727)	$(257,676)

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005 and 2004

     2005    2004

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss

$(85,356)

$(265,831)

  Adjustments to reconcile net loss to

    net cash used by operating activities:

      Common stock issued for services

 0

8,000

      Increase (decrease) in cash due to changes

         in assets and liabilities:

           Accounts payable

3,491

(33,245)

  Deferred income

18,000

18,000

  Unrealized Loss on investments

194

0

  Prepaid expenses

      19,528

     (20,000)

    Net cash used by operating activities

   (44,143)

   (293,076)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of certificate of deposit

   (30,000)

                0

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of common and treasury stock

    163,000

    275,441

Net increase (decrease) in cash and cash equivalents

88,857

(17,635)

CASH AND CASH EQUIVALENTS, beginning of year

      54,665

       72,300

CASH AND CASH EQUIVALENTS, end of year

$  143,522

$       54,66

========

========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

2005

2004

  Interest paid

  $    0

   $    198

  Income taxes paid – State of Idaho

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

The Company has been in litigation with Hecla Mining Company over Hecla’s operation of the Lucky Friday Mine under the agreement covering the DIA Project.  A nine-day trial was held from March 22nd through April 1st of 2004, and on July 19, 2004 the court ruled in favor of Hecla Mining Company.  Independence has appealed the District Court’s ruling to the Idaho Supreme Court, and on April 24, 2006, the court ruled against the Company. On May 26, 2006, the Company requested that the Court grant rehearing of the case.  The Idaho Supreme Court subsequently denied a rehearing of their decision, and the Company is considering its options.

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

Concentration of Risk

The Company maintains its cash in two commercial depository accounts and one certificate of deposit.  These accounts are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $100,000.  During the period covered by this report, the balances in the Company’s accounts occasionally exceed  the FDIC insurance limits, and those amounts are considered uninsured.

Investment

The investment in common stock of Hecla Mining Company is stated at its fair value, which approximates cost.  The investment is considered to be available-for-sale.

Mining Property and Unrecovered Exploration Costs

Costs of exploring, acquiring and developing mineral properties were capitalized by the Company in previous years.  In 2004, management evaluated the expected recovery and valuation of the mining property and related unrecovered exploration costs and determined that the assets were fully impaired and in all likelihood have been impaired for a number of years.  Accordingly, the costs of these assets have been written off in a restatement of opening accumulated deficit and the 2003 financial statements were restated to reflect the write-off.  See Note 6.

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

Loss Per Share

Loss per share (basic) is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Loss per share (diluted) is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the additional common shares that would have been outstanding if potential common shares had been issued.  At December 31, 2005 and 2004, the Company had no potential common shares, and only loss per share (basic) is reported for the years then ended.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents and payables approximated their fair values as of December 31, 2005 and 2004.

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

Going Concern

As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $85,356 for the year ended December 31, 2005, and has an accumulated deficit of $4,899,727.  These factors indicate that the Company may be unable to continue in existence.  The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Note 4 -

Income Taxes

At December 31, 2005 and 2004, the Company had deferred tax assets of approximately of $165,000 and $113,000, respectively, arising from net operating loss carryovers.  Management has determined that it is more likely than not that these deferred tax assets will not be realized, and therefore a valuation allowance equal to the full amount of the deferred tax asset has been established at both December 31, 2005 and 2004.  For the years ended December 31, 2005 and 2004, the income tax provisions differed from the expected amounts using current federal statutory rates because of the effects of the change in the deferred tax asset valuation allowance each year.  At December 31, 2005, the Company has tax basis net operating loss carryovers totaling approximately $486,000, which expire in the years 2022 through 2025.

Note 5 -

Related Party Transactions

During the years ended December 31, 2005 and 2004, accounting fees of $1,200 and $850, respectively, were paid or accrued to Wayne Schoonmaker, an officer, director, and shareholder of the Company.  In addition, payments of $600 were made in 2005 and 2004 to Mr. Schoonmaker for rental of office space for the corporate office.

Note 6 -

Restatements

As discussed in Note 2, the Company has restated its financial statements to reflect a retroactive adjustment to write off the costs of previously impaired mining property ($2,945,407) and unrecovered exploration costs ($187,920).  The adjustment resulted in an increase of the balance of accumulated deficit at December 31, 2004, of $3,133,327 and corresponding reductions in the mining property and unrecovered exploration cost accounts at that date.  In addition, the 2004 financial statements previously issued which incorrectly reported prepaid expenses and deposits resulting in overstated assets of $52,371 have been restated to include these adjustments.  The restatements decreased the previously reported 2005 net loss by $85,241 ($0.02 per share).

Note 7 -

Common Stock

During the year ended December 31, 2005 the Company sold 300,000 shares of common stock in private placement at an average price of $0.54 per share, representing the approximate trading price of shares at the issuance date.

During the year ended December 31, 2005 the Company amended its Articles of Incorporation to increase the capitalization from 5,000,000 shares of $1.00 par value common stock to 10,000,000 shares of $0.10 par value common stock.  All par value share amounts have been revised in these financial statements to retroactively reflect the change in par value.

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

Item 9   Directors and Executive Officers of the Registrant.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

To the knowledge of the Company, two persons beneficially owned more than five percent (5%) of any class of the Registrant’s voting securities as of December 31, 2005. There were 4,975,793 shares of common stock outstanding at December 31, 2005.

The following tabulation shows the beneficial ownership’s of the Company’s officers and directors in the securities of the Company as of March 20, 2006:

Shares of		Approximate
Common Stock		Percentage of
Name	Beneficially Owned	Class
W. Duff Gordon Bernard C. Lannen	297,500 315,292	5.98 6.34
Wayne L. Schoonmaker	4,000	0.08
Forrest G. Godde	(1) 95,000	1.91
Robert Bunde	(2) 199,500	4.01
Gordon Berkhaug	82,250	1.65

All directors and executive officers of the Company as a group (5 persons in a group) own 696,042 shares or approximately 13.99 percent of the Company’s outstanding voting securities.

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

Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.  Furnished herewith.

32.2

Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.  Furnished herewith.

Item 14. Principal Accountant Fees and Services.

Audit Fees:

Aggregate fees billed and estimated amounts expected to be billed to us for the year ended December 31, 2005, for professional services by LeMaster & Daniels PLLC, our principal accountant, for the audit of our annual financial statements were approximately $16,000.

Audit-Related Fees:

None.

Tax Fees:

None

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be sign on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE LEAD MINES COMPANY

By:  /s/ Bernard C. Lannen

Bernard C. Lannen, its President and

Chief Administrative Officer

Dated:  October 12, 2007

By:  /s/ Wayne L. Schoonmaker

Wayne L. Schoonmaker, its Principal

Accounting Officer

Dated: October 12, 2007

Exhibit Index

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

23