Form 10QSB
period 2007-09-30
INDEPENDENCE LEAD MINES CO
filed 2007-11-14
CIK 50073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number:  001-00316

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 5,780,737 shares of the issuer’s common stock, par value $0.10, outstanding as of  November 7, 2007.

Transitional Small Business Disclosure format (check one):  Yes ☐  No ☑

INDEPENDENCE LEAD MINES COMPANY QUARTERLY REPORT

ON FORM 10-QSB FOR THE QUARTERLY PERIOD

ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

Item 1:

Financial Statements

3

Item 2:

Management's Discussion and Analysis of Financial Condition and

Results of Operations

9

Item 3:   Controls and Procedures

11

PART II - OTHER INFORMATION

Item 1:

Legal Proceedings

11

Item 2:

Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3:

Defaults upon Senior Securities

12

Item 4:

Submission of Matters to a Vote of Security Holders

12

Item 5:

Other Information

12

Item 6:

Exhibits

12

Signatures

13

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 incorporated by reference herein.

INDEPENDENCE LEAD MINES COMPANY

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheets as of September 30, 2007

  and December 31, 2006

4

Statements of Operations for the three-month and nine-month periods

 Ended September 30, 2007 and September 30, 2006

5

Statements of Cash Flow for the nine-month periods

  Ended September 30, 2007 and September 30, 2006

6

Notes to Interim Financial Statements

7

INDEPENDENCE LEAD MINES COMPANY
BALANCE SHEETS
September 30, 2007 and December 31, 2006
	September 30	December 31
	2007	2006
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$229,469	$187,572
Royalties receivable	1,500	1,500
Prepaid Expenses	500	50,000
Marketable securities	812	1,006
Total Current Assets	232,281	240,078

PROPERTY AND EQUIPMENT:	-

OTHER ASSETS:	-	-

TOTAL ASSETS	$232,281	$240,078

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,874	$4,546
Accrued expenses	-	-
Total Current Liabilities	2,874	4,546
DEFERRED INCOME	459,500	446,000

STOCKHOLDERS' EQUITY
Common stock, $0.10 par value; 10,000,000 shares authorized,
Shares issued and outstanding: 5,780,737 shares at Sept. 30, 2007; 5,075,793 shares at December 31, 2006	578,074	507,579
Additional paid-in capital	6,245,776	4,206,972
	6,823,850	4,642,051
Less deficit accumulated	(7,053,943)	(4,925,019)
Total Stockholders' Equity	(230,093)	(210,468)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$232,281	$240,078

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,		September 30,	September 30,	September 30,
	2007		2006	2007	2006
	(unaudited)		(unaudited)	(unaudited)	(unaudited)
REVENUES	$-		$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting	-		-	7,300	1,313
Accounting	1,515		-	9,075	4,360
Directors fees	19,200		-	161,280	-
Licenses and fees	75		10	209	84
Office and administration	212		-	530	194
Office services	150		150	450	450
Shareholder Relations	2,380		588	3,833	2,280
Transportation	866		-	1,736	1,519
Legal	6,804		300	110,726	8,057
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	31,202		1,048	295,139	18,257

LOSS FROM OPERATIONS	(31,202)		(1,048)	(295,139)	(18,257)

OTHER INCOME (EXPENSES)
Interest and investment income	2,615		1,538	5,707	2,961
Interest and financing expense	-		-	-	-
TOTAL OTHER INCOME	2,615		1,538	5,707	2,961

INCOME (LOSS) BEFORE INCOME TAXES	(28,587)		490	(289,432)	(15,296)

INCOME TAXES	-		-	-	-
NET INCOME (LOSS)	$(28,587)		$490	$(289,432)	$(15,296)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.005)	$	Nil	$(0.054)	$(0.003)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	5,718,474		5,075,793	5,336,550	5,050,793

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF CASH FLOW

	Nine Months Ended
	September 30,	September 30,
	2007	2006
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(289,432)	$(15,296)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	-	-
	-	-
Changes in operating assets and liabilities:	-	-

(Increase) decrease in prepaid expenses	49,500	(50,000)
(Increase) decrease in royalties receivable	-	-
Increase (decrease) in accounts payable	(1,671)	(5,182)
Increase (decrease) in deferred income	13,500	13,500

Net cash used in operating activities	(228,103)	(56,978)

Investing activities:	-	-

Net cash used in investing activities	-	-

Financing activities:

Proceeds from sale of common stock	270,000	72,500

Net cash provided by financing activities	270,000	72,500

Net increase (decrease) in cash and cash equivalents	41,897	15,522

Cash and cash equivalents, beginning of period	187,572	173,522
Cash and cash equivalents end of period	$229,469	$189,044

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Noncash expenses	$-	$-

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS

Note 1 - Organization and Description of business

Independence Lead Mines Company (“the Company”) is a corporation organized under the laws of the State of Arizona on September 16,1929. The Company is the owner of fifteen patented and fourteen unpatented mining claims. This claim group (the “property”) is situated Northwest of Hecla Mining Company’s Lucky Friday Mine in the Coeur d’Alene Mining District, Shoshone County Idaho. The Company’s property is part of the “DIA Area” which is currently being developed and mined by Hecla Mining Company. The Company has been in the exploration stage since its inception.  The Company’s only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500. In March 2002, the Company notified Hecla Mining Company that it considered the DIA Lease terminated and as a result would no longer accept advance royalty payments. Subsequent to that notice, the Company began accepting advance royalty payments, pending the outcome of the dispute between the Company and Hecla Mining Company. On July 19, 2004 the court ruled in favor of Hecla Mining Company. Subsequently, the Company appealed the court’s decision to the Idaho Supreme Court, and on April 24, 2006 the Court ruled against Independence.  On May 26, 2006 the Company requested that the Court grant rehearing of the case, which was subsequently denied.  The Company has appealed the decision to the 9th Circuit  Court of Appeals.

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

Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Note 6 – Restatements

As discussed in Note 2, the Company has restated its financial statements to reflect a retroactive adjustment to write off the costs of previously impaired mining property ($2,945,407) and unrecovered exploration costs ($187,920).  The adjustment resulted in an increase of the balance of accumulated deficit at September 30, 2007 and December 31, 2006 of $3,133,327 and corresponding reductions in the mining property and unrecovered exploration cost accounts at those dates.

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

On March 28, 2007 the Company announced a forward stock split of one additional share of common stock for each ten shares of common stock held.  The stock split was effective July 11, 2007 and 525,514  shares were deemed issued as of that date.  There is no record date and new certificates will be issued to include the stock split upon surrender of the old certificates to the Company’s transfer agent, OTC Stock Transfer, Inc. 231 East 2100 South, Salt Lake City, Utah 84115.  There is no closing date for surrender of pre-split certificates.

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

Since June 30, 1999 the Company has experienced substantial differences with the Lessee. In January 1997, Hecla chose to go forward with the DIA Project’s Phase III and by June 1, 1998 the Project reached full production. In the first year of full production the Project lost $785,000 after mining and milling 260,000 tons. Independence requested Hecla to stop mining to prevent loss of the resource. Hecla’s management has refused all requests to act with prudence, and continues to mine at this writing. Since Hecla chose to go forward with Phase III, through the end of 2004 there have been 1,428,000 tons mined and milled and all development costs have been lost.  Request for prudence over the years has failed. During 2003 Hecla mined and milled 151,991 tons containing 15.76 oz. Silver per ton, 9.05% lead, and 2.18% zinc, and during 2004 164,624 tons were mined and milled assaying 13.17 oz. silver per ton, 7.78% lead, and 2.36% zinc.   For the year 2003 the Project lost $723,147 and for the year 2004 the Project lost $3,000,605.   The DIA Project total cost at December 31, 2004 was $36,353,259, and as of  December 2005 Hecla has reported mining and milling 1,723,510 tons over the life of the DIA Project.  Total un-recouped project costs reached a new high of $43,279,805.  During 2005 the lessee mined and milled 214,158 tons containing an average grade of 12.2 ounces of silver, 7.3% lead, and 2.74% zinc. Total DIA Project production for 2006 was 276,393 tons, and Total Project Costs were reduced by $12,577,900.  For the first nine months of 2007 DIA project Costs were reduced by $15,392,516, leaving total remaining project costs of $15,225,026.  The Company remains opposed to lessee’s actions taken over approximately nine years on Independence’s mining claims.

Results of Operations for the Period Ended September 30, 2007.

Nine months ended September 30, 2007 compared to the nine  months ended September 30, 2006:

During the nine months ended September 30, 2007 the Company realized no income from operations.  General and administrative expenses increased to $295,139 for the nine-month period ended September 30, 2007 as compared to $18,257 for the nine-month period ended September 30, 2006.  The increase was primarily due to payment of retroactive directors’ fees of $161,280 and legal fees of $110,726.  For the nine months ended September 30, 2007, the Company experienced a loss of $289,432, or $0.054 per share, compared to a loss of $15,296, or $0.003 per share, during the comparable period in the previous year.

Liquidity and Capital Resources.

The Company financed its obligations during the nine months ended September 30, 2007 from cash on hand and the sales in private placement of 180,000 shares of the Company’s common stock at an average price of $1.50 per share.  During this period the Company’s cash position increased by $41,897.  During the nine months ended September 30, 2007 the Company used $228,103 in operating activities, principally in connection with the payment of legal fees and directors’ fees.   The Company’s only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500.  The Company has incurred operating losses since inception and has an accumulated deficit of $7,053,943.   These factors indicate doubt as to the ability of the company to continue business as a going concern.  The financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.  In order to maintain operations, the Company will have to raise additional capital through loans or through the sale of securities. If the Company is unable to raise additional capital, it may have to cease operations.

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

During the nine months ended September 30, 2007 the Company completed a private offering of 200,000 shares of the Company’s common stock at a price of $1.50 per share.  The offering was limited to Directors, Management, and key consultants for the Company.  The offering was not fully subscribed and the offering was closed on April 24, 2007 after the sale of 180,000 shares.  The shares were issued as restricted stock which prohibits the sale or other transfer of the shares for a period of 48 months.

The current officers and directors of the Company are not considered by the Company to be employees and have served until the current year without compensation since their election to the Board of Directors in 1997.   During the nine month ended September 30, 2007 the Company paid retroactive directors’ fees of $161,280 to members of the Board.

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

Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the nine months to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently in litigation with Hecla Mining Company over Hecla’s operation of the Lucky Friday Mine under the agreement covering the DIA Project.  The Company has retained the Boise law firm of Marcus, Merrick, Christian and Hardee as it’s attorneys.  As required by terms of the 1968 Lease Agreement with Hecla Mining Company, our Company gave notice of termination of that agreement in early March 2002. This agreement covered the DIA Project, which is Hecla's principle operation at the Lucky Friday mine near Mullan, Idaho. Both parties agreed to waive the arbitration requirement contained in the lease and agreed to a trial without a jury

A nine-day trial was held from March 22nd through April 1st of 2004, and closing written arguments were submitted to the court by April 30, 2004.  Further, the court required the parties to submit to the court a written rebuttal to the other party’s closing arguments by May 17, 2004.  On July 19, 2004 the court ruled in favor of Hecla Mining Company.  On April 24, 2006 the Idaho Supreme Court upheld the First District Court decision.  In reaction to that decision Independence requested the Court grant rehearing of this matter on the 26th of May 2006 because, in our opinion,  the Court’s April 24th decision (2006 Opinion No. 44) effectively changes the law of contracts in Idaho. It is the Company’s position that, under the Court’s Opinion, in any contract – or at any mining lease – the use of language giving a party “exclusive” rights as to some aspect of its subject matter eliminates the duty of that party to act prudently or in good faith, even if the contract includes other language stating the parties’ intent that such a duty remain.  At least under the facts of this case, it means that a party may intentionally act for its own reasons that are outside of the stated objective of the contract, causing damage to the other party, without consequence.  The Company believes that this is a dangerous and potentially far-reaching change, and was reached primarily because the Court failed to read the “exclusive right” language in harmony with the rest of the contract, and to apply the terms of the contract as a whole.

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

The Idaho Supreme Court subsequently denied a rehearing of their decision, and the Company filed a complaint against Hecla on December 11, 2006 in the United States District Court for the District of Idaho.  On January 5, 2007 the Company filed a complaint against Hecla in the First Judicial District of the State of Idaho for rescission of contract.  A hearing was held on May 9, 2007 and the court ruled in favor of Hecla.  Subsequently, our case in the United States District Court was dismissed without a hearing, and the Company has filed an appeal to the U.S. Ninth Circuit Court in San Francisco.

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

 During the nine months ended September 30, 2007 the Company initiated a private placement of 200,000 shares of common stock with officers and directors of the Company at a price of $1.50 per share. The offering was closed on April 24, 2007 after the sale of 180,000 shares. The shares were issued in April 2007 and will be restricted for a period of 48 months, during which period the sale or transfer of the shares will be prohibited.  The proceeds of $270,000 from the sale of the shares will be used for Company operations and to pursue litigation against Hecla Mining Company.

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

Date:  November 14, 2007

By:

/s/ Wayne L. Schoonmaker

Wayne L. Schoonmaker, its

Principal Accounting Officer

Date:  November 14, 2007

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

13