Form 10KSB/A
period 2004-12-31
INDEPENDENCE LEAD MINES CO
filed 2008-01-04
CIK 50073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A No. 2

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

Form 10-KSB/A No. 2 Annual Report

For the year ended December 31, 2004

TABLE OF CONTENTS

PART I

Page

Item 1.

Business

.

.

.

.

.

.

.

3

Item 2.

Properties

.

.

.

.

.

.

.

5

Item 3.

Legal Proceedings

.

.

.

.

.

.

5

Item 4.

Submission of Matters to a Vote of Security Holders

.

.

5

PART II

Item 5.

Market for the Registrant’s Common Stock and

Related Stockholder Matters

.

.

.

.

.

5

Item 6.

Management’s Discussion and Analysis of Financial

.

.

.

.Condition and Results of Operations

6

Item 7.

Financial Statements.

.

.

.

7

Item 8.

Changes in and Disagreements on Accounting and

Financial Disclosure

18

Item 8A.

Controls and Procedures

.

.

18

Item 8B

Other Information

19

PART III

Item 9.

Directors and Executive Officers of the Registrant

.

.

19

Item 10.

Executive Compensation

.

.

.

.

.

19

Item 11.

Security Ownership of Certain Beneficial

Owners and Management

.

.

.

.

.

20

Item 12.

Certain Relationships and Related Transactions

.

.

.

20

PART IV

Item 13.

Exhibits

.

.

.

.

21

Item 14.

Principal Accountants Fees and Services

21

Signatures

.

.

.

.

.

.

.

.

.

22

INDEPENDENCE LEAD MINES COMPANY

Form 10-KSB/A No. 2 Annual Report

For the year ended December 31, 2004

PART I

Item 1. Business.

Independence Lead Mines Company (the “Company”) is a corporation organized under the laws of the State of Arizona on September 16, 1929. The Company is the owner of fifteen patented and thirteen unpatented mining claims. In addition, the Company has ownership by quitclaim deed to all interest in lots 5 and 8, more particularly described as tax parcel numbers 48N05E-26-3715 and 48N05E-27-1815, which mineral rights were acquired through a 1997 BLM sliver land exchange, as recorded in the Shoshone County, Idaho, records as Instrument #377033.  This claim group (the “property”) is situated Northwest of Hecla Mining Company’s Lucky Friday Mine in the Coeur d’Alene Mining District, Shoshone County Idaho. Adjacent is the community of Mullan and U.S. Interstate Highway 90.

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

Item 2. Properties

By an agreement dated February 8, 1968 among the Company and the owners of other adjacent or neighboring mining properties, the Company and the owners of the other properties entered into certain agreements, the general effect of which was to establish certain vertical boundaries between their respective properties and to waive certain existing or potential claims to extra-lateral rights to veins or ores found outside of the vertical boundaries of their respective properties. The Property of the Company is subject to this agreement.Pursuant to existing law, the Company is required to pay $125 per claim as a rental fee in order to maintain possessory title to such properties. This requirement has been performed by Hecla Mining Company under the terms of the February 8, 1968 agreements described in Item 1 of this report.

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

8

Balance Sheets, December 31, 2004 and 2003

.

.

.

.

9

Statements of Operations, Years Ended

December 31, 2004 and 2003

.

.

.

.

.

10

Statements of Changes in Stockholders’ Equity, Years Ended

December 31, 2004 and 2003

11

Statements of Cash flows, years ended

December 31, 2004 and 2003

.

.

.

.

.

12

Notes to Financial Statements

.

.

.

.

.

.

13

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

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

Note 1 –

Organization and Description of Business

Independence Lead Mines Company (the “Company”) was incorporated in the State of Arizona on September 16, 1929 and was originally organized to explore, acquire and develop mineral properties and rights primarily in Idaho.  The Company is the owner of fifteen patented and thirteen unpatented mining claims.  In addition, the Company has ownership by quitclaim deed to all interest in lots 5 and 8, more particularly described as tax parcel numbers 48N05E-26-3715 and 48N05E-27-1815, which mineral rights were acquired through a 1997 BLM sliver land exchange, as recorded in the Shoshone County, Idaho, records as Instrument #377033.  This claim group (the “property”) is situated Northwest of Hecla Mining Company’s Lucky Friday mine in the Coeur d’Alene Mining District, Shoshone County Idaho.

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

Note 3 –

Property

 The Company has 15 patented and 13 unpatented claims situated in the Hunter Mining District, Shoshone County, Idaho.  In addition, the Company has ownership by quitclaim deed to all interest in lots 5 and 8, more particularly described as tax parcel numbers 48N05E-26-3715 and 48N05E-27-1815, which mineral rights were acquired through a 1997 BLM sliver land exchange, as recorded in the Shoshone County, Idaho, records as Instrument #377033.  On February 8, 1968, the Company entered into an agreement with Day Mines, Inc., Abot Mining Company and Hecla Mining Company. Certain properties of the four companies were combined for purposes of exploration and development. These properties were referred to as the DIA Area. The DIA Area consists of 9 patented and 13 unpatented claims of Independence Lead Mines Company. Hecla Mining Company is the exploring and developing company. The DIA agreement allows Hecla Mining Company to recover all of its exploration and development cost, advance royalties paid, and to build a three months’ reserve for working capital prior to splitting profits. Independence is to receive 18.52% of the profits, and under the terms of the DIA agreement the Company has been receiving an advance of $1,500 for each month 2,000 tons of ore is mined.

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

Note 5 -

Related Party Transactions

During the year ended December 31, 2004 and 2003, accounting fees of $850 and $887, respectively, were paid or accrued to Wayne Schoonmaker, an officer, director, and shareholder of the Company.  In addition, payments of $600 were made in 2004 and 2003 to Mr. Schoonmaker for office services.

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

Item 8A.  Controls and Procedures ..

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure.  Management has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(c) and 15d-15(c) as of December 31, 2004.

Based upon this evaluation, we determined that there was a material weakness affecting our internal control over financial reporting and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of December 31, 2004.  The material weakness was identified as follows:  The person responsible for the accounting and reporting for the Company did not apply generally accepted accounting principles in recording the Company’s financial transactions or preparing its financial statements.

Management’s Remediation Initiatives.

Management plans to strive to minimize control weaknesses.  As with any company our size, this lack of personnel familiar with generally accepted accounting principles (GAAP) is due to the Company’s limited resources.  Although the Company’s President and Board of Directors review financial statements, this in itself cannot be assured to identify exposure to misstatements by the existing system.  Hiring a CPA experienced in GAAP to perform our quarterly close and prepare the related financial statements would improve the process, but this option may not be available because of the limited resources of the Company.  The Company is considering control design changes that will mitigate this weakness.

Changes in Internal Control over Financial Reporting.

Except as noted above, there have been no changes during the year ended December 31, 2004 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Inherent Limitations on the Effectiveness of Controls.

Management, including the President, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

32.1

Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

Filed herewith.

32.2

Certification of Principal Financial Officer pursuant to 181 U.S.C. Section 1350.

Filed herewith.

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

Dated: December 13, 2007

By:

/s/ Wayne L. Schoonmaker

Wayne L. Schoonmaker, its Principal

Accounting Officer

Dated: December 13, 2007

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/  Bernard C. Lannen

By:  /s/  Gordon Berkhaug

Bernard C. Lannen

Gordon Berkhaug

President/Director

Director

Date:  December 13, 2007

Date:  December 13, 2007

By:  /s/  Wayne L. Schoonmaker

By:  /s/  Robert Bunde

Wayne L. Schoonmaker

Robert Bunde

Secretary & Treasurer/Director

Director

Date:  December 13, 2007

Date:  December 13, 2007

22