Form 10KSB/A
period 2005-12-31
INDEPENDENCE LEAD MINES CO
filed 2008-01-04
CIK 50073

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

20

PART III

Item 9.

Directors and Executive Officers of the Registrant

.

.

20

Item 10.

Executive Compensation

.

.

.

.

.

20

Item 11.

Security Ownership of Certain Beneficial

Owners and Management

.

.

.

.

.

21

Item 12.

Certain Relationships and Related Transactions

.

.

.

21

PART IV

Item 13.

Exhibits

.

.

.

.

22

Item 14

Principal Accountants Fees and Services

22

Signatures.

.

.

.

.

.

.

.

23

Exhibit Index

24

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

9

Balance Sheets, December 31, 2005 and 2004

.

.

.

.

10

Statements of Operations, Years Ended

December 31, 2005 and 2004

.

.

.

.

.

11

Statements of Changes in Stockholders’ Equity, Years Ended

December 31, 2005 and 2004

12

Statements of Cash flows, years ended

December 31, 2005 and 2004

.

.

.

.

.

13

Notes to Financial Statements

.

.

.

.

.

.

14

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Independence Lead Mines Company

Wallace, Idaho

We have audited the balance sheets of Independence Lead Mines Company as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.   These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

/s/ LeMaster & Daniels PLLC

Spokane, Washington

October 5, 2007

INDEPENDENCE LEAD MINES COMPANY

BALANCE SHEETS

December 31, 2005 and 2004

A S S E T S

CURRENT ASSETS	2005	2004
Cash and cash equivalents	$ 143,522	$ 54,665
Certificate of deposit	30,000	0
Royalties receivable	1,500	1,500
Investments	812	1,006
Prepaid expenses	472	20,000
Total current assets	176,306	77,171

Total Assets	$176,306	$ 77,171

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$ 5,982	$ 2,491
Total current liabilities	5,982	2,491

DEFERRED INCOME	428,000	410,000
Total liabilities	433,982	412,491

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.10 par value; authorized
10,000,000 shares; issued and outstanding . 4,975,793 and 4,675,793 shares in 2005 and
2004, respectively	497,579	467,579

Additional paid in capital	4,144,472	4,011,472
Accumulated deficit	(4,899,727)	(4,814,371)
Total stockholders’ equity (deficit)	(257,676)	(335,320)

Total Liabilities and Stockholders’ Equity	$ 176,306	$ 77,171

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF OPERATIONS

Years Ended December 31, 2005 and  2004

2005

2004

Revenue

$             0

$             0

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

=======

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

Item 8A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure.  Management has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(c) and15d-15(c) as of December 31, 2005.

Based upon this evaluation, we determined that there as a material weakness affecting our internal control over financial reporting and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of December 31, 2005.  The material weakness was identified as follows:  The person responsible for the accounting and reporting for the Company did not apply generally accepted accounting principles in recording the Company’s financial transactions or preparing its financial statements.

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

Changes in Internal Control over Financial Reporting.

Except as noted above, there have been no changes during the year ended December 31, 2005 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Diredtor

 Date:  December 13, 2007

Date  December 13, 2007

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

24