Form 10KSB/A
period 2006-12-31
INDEPENDENCE LEAD MINES CO
filed 2008-01-07
CIK 50073

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

0

INDEPENDENCE LEAD MINES COMPANY ANNUAL REPORT

ON FORM 10-KSB/A FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2006

TABLE OF CONTENTS

PART I

            Page

Item 1.

Business ………………………………………………………………………………1

Item 2.

Properties …………….……………………………………………………………….3

Item 3.

Legal Proceedings …………………………………………………………………….3

Item 4.

Submission of Matters to a Vote of Security Holders………………………………...3

PART II

Item 5.

Market for the Registrant’s Common Stock and Related Stockholder

Matters………………………………………………………………………………..4

Item 6.

Management’s Discussion and Analysis of Financial Condition

And Results of Operations……………………………………………………………4

Item 7.

Financial Statements………………………………………………………………….6

Item 8.

Changes in and Disagreements with Accountants

On Accounting and Financial Disclosure…………………………………………….20

Item 8A.

Controls and Procedures  …………………………………………………………….20

Item 8B.

Other Information ……………………………………………………………………21

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons,

Compliance with Section 16(a) of the Exchange Act  ……………………………….21

Item 10

.

Executive Compensation  ……………………………………………………………22

Item 11.

Security Ownership of Certain Beneficial

Owners and Management and Related Stockholder Matters  ……………………….22

Item 12.

Certain Relationships and Related Transactions  ……………………………………22

PART IV

Item 13.

Exhibits   …………………………………………………………………………….23

Item 14.

Principal Accountant Fees and Services …………………………………………….23

Signatures  …………………………………………………………………………………………….24

INDEPENDENCE LEAD MINES COMPANY ANNUAL REPORT

ON FORM 10-KSB/A FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2006

PART I

Item 1.  Business

Independence Lead Mines Company (the “Company”) is a corporation organized under the laws of the State of Arizona on September 16, 1929. The Company is the owner of fifteen patented and thirteen unpatented mining claims. In addition, the Company has ownership by quitclaim deed to all interest in lots 5 and 8, more particularly described as tax parcel numbers 48N05E26-3715 and 48N05E-27-1815, which mineral rights were acquired through a 1997 BLM sliver land exchange, as recorded in the Shoshone County, Idaho, records as Instrument #377033.  This claim group (the “property”) is situated Northwest of Hecla Mining Company’s Lucky Friday Mine in the Coeur d’Alene Mining District, Shoshone County Idaho. Adjacent is the community of Mullan and U.S. Interstate Highway 90.

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

Item 3.  Legal Proceedings

The Company is currently in litigation with Hecla Mining Company over Hecla’s operation of the Lucky Friday Mine under the agreement covering the DIA Project.  As required by the terms of a 1968 Lease Agreement with Hecla Mining Company, our Company gave notice of termination of that agreement in early March 2009.  This agreement covered the DIA Project, which is Hecla’s principle operation at the Lucky Friday Mine near Mullan, Idaho.  Both parties agreed to waive the arbitration requirement contained in the lease and agreed to a trial without a jury.

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

The Company appealed the District Court’s ruling to the Idaho Supreme Court.  On February 6, 2006 Independence Lead Mines Company, in the case of Independence Lead Mines Company, (Plaintiff) vs. Hecla Mining Company (Defendant), Docket No. 31042 presented oral arguments before the Idaho Supreme Court in Boise.  This is a continuation of the Company’s assertion of a claim of breach of contract and waste, seeking declaratory and injunctive relief, relating to Hecla’s operation on mining claims it leased from Independence.  The Idaho Supreme Court ruled in favor of Hecla and subsequently denied a motion for rehearing.

The Company then filed a complaint against Hecla Mining Company on December 11, 2006 in the United States District Court for the District of Idaho.  On January 5, 2007 the Company filed a Complaint for Rescission of Contract against Hecla Mining Company in the First Judicial District of the State of Idaho in and for the County of Shoshone.  A hearing was held on May 9, 2007 and the judge ruled in favor of Hecla.  The Company subsequently filed a petition for the appeal to be heard in federal court, which was denied.  The Company has now appealed the case to the Ninth Circuit Court of Appeals in San Francisco.

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

Low

High

Low

First Quarter

1.01

0.75

0.70

0.60

Second Quarter

1.99

1.35

0.58

0.47

Third Quarter

1.70

1.50

0.70

0.55

Fourth Quarter

3.50

2.85

0.80

0.54

These quotation reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

The closing price of the Company’s Common Stock as of March 22, 2007 was $4.25 per share as quoted by the NASD OTC BB exchange.

As of March 22, 2007, the Company had approximately 2,100 holders of record of its common stock, who collectively held 5,075,793 issued and outstanding shares of the Company’s Common Stock.

(a)

No dividends were paid by the Registrant in 2006 or 2005, and the Company has no plans to pay a dividend in the foreseeable future.

During the year ended December 31, 2006, the Company sold 100,000 shares of common stock at an average price of $0.725 per share.

Item 6  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Business strategies and development of our business plan; and

Forward-looking statements also typically include words such as “anticipate”, “estimate”, “expect”, “potential”, “could” or similar words suggesting future outcomes.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances.  Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of metal prices, uncertainties in cash flow, expected acquisition benefits, exploration, mining and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other matters discussed under the caption “Risk Factors,” many of which are beyond our control.  Readers are cautioned that forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

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

Results of Operations

The Company had no operations in 2006 or 2005.  General and administrative costs in 2006 decreased by $6,956 over 2005.  The Company reported a net loss of $73,365 ($0.01 per share) in 2006, compared to a net loss of $85,356 ($0.02 per share) in 2005.

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

Cash flows for the year ended December 31, 2006 were as follows:

During the twelve month period ended December 31, 2006, the Company’s cash position increased by $4,524.  During this period the Company used $57,847 in operating activities and realized $72,500 from the sale of 100,000 shares of the Company’s common stock at an average price of $0.725.

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

Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain.  As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex.  Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates.  Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition.  We have identified certain accounting policies that we believe are most important to the portrayal of our current financial condition and results of operations.  Our significant accounting policies are disclosed in Note 2 to the financial statements included in this Annual Report on Form 10-KSB/A.

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

Item 7.  Financial Statements.

INDEPENDENCE LEAD MINES COMPANY

INDEX TO FINANCIAL STATEMENTS

Page

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm   ………………………9

Balance Sheets as of December 31, 2006 and

December 31, 2005…………………………………………………………………10

Statements of Operations for the years Ended December 31, 2006 and

December 31, 2005…………………………………………………………………11

Stateme

nts of Changes in Stockholders’ Equity for the years ended

December 31, 2006 and December 31, 2005……………………………………….12

Statements of Cash flows for the years ended December 31, 2006 and December 31, 2005 ……………………………………………………………13

Notes to Financial Statements……………………………………………………....14

Report of Independent

Registered Public Accounting Firm

To the Board of Directors

Independence Lead Mines Company

Wallace, Idaho

We have audited the balance sheets of Independence Lead Mines Company as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independence Lead Mines Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 2 to the financial statements, the Company has incurred recurring losses from operations, and its total liabilities exceed its total assets.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 7, the accompanying financial statements have been restated to correct certain errors discovered in previously issued financial statements.

/s/ LeMaster & Daniels PLLC

Spokane, Washington

December 4, 2007

INDEPENDENCE LEAD MINES COMPANY

BALANCE SHEETS

December 31, 2006 and 2005

A S S E T S

CURRENT ASSETS	2006	2005
Cash and cash equivalents	$148,046	$143,522
Certificate of deposit	40,129	30,000
Royalties receivable	1,500	1,500
Marketable securities	1,532	812
Prepaid expenses	0	472
Total current assets	191,207	176,306

Total Assets	$191,207	$176,306

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,748	$5,982
Total current liabilities	3,748	5,982

DEFERRED INCOME	446,000	428,000

Total Liabilities	449,748	433,982

COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock, $0.10 par value; authorized
10,000,000 shares; issued 5,075,793 shares and
4,975,793 shares, respectively	507,579	497,579

Additional Paid in Capital	4,206,972	4,144,472
	4,714,551	4,479,051

Less accumulated deficit	(4,973,092)	(4,899,727)
Total Stockholders’ equity	(258,541)	(257,676)

Total Liabilities and Stockholders’ equity	$191,207	$176,306

The accompanying notes are an integral part of these financial Statements.

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF OPERATIONS

For the years ended December 31, 2006 and 2005

2006

2005

Revenue

$            0

$            0

Expenses

    Licenses and fees

130

178

  Office and administration

785

1,722

  Office services

600

600

  Shareholder Relations

3,302

5,542

  Consulting

1,098

7,077

  Transportation

3,816

3,643

  Accounting

10,095

7,080

  Legal

     58,527

     59,467

     Total Expenses

     78,353

     85,309

Loss from Operations

  (78,353)

   (85,309)

Other Income and (Expense)

    Interest, net

4,268

148

    Unrealized gain (loss) on FMV of investments

          720

       (195)

 Total Other Income (Expense)

       4,988

         (47)

     Net Loss

$(73,365)

$(85,356)

LOSS PER SHARE

$(0.01)

$(0.02)

Weighted average common

  shares outstanding

5,051,683

4,768,399

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDEERS’ EQUITY

For the Years Ended December 31, 2006 and 2005

        Common Stock

Additional

 Number

Paid-In

Accumulated

Of Shares

Amount

Capital

  Deficit

Total

Balances,

    December 31,

    2004

4,675,793

$467,579

$(4,011,472)

$(4,814,371)

$(335,320)

Common stock sold

  300,000

      30,000

   133,000

0

   163,000

Net loss for year ended

    December 31, 2005

              0

               0

               0

     (85,356)

    (85,356)

Balances,

    December 31,

    2005

4,975,793

   497,579

4,144,472

 (4,899,727)

  (257,676)

Common stock sold

   100,000

     10,000

     62,500

0

     72,500

Net loss for year ended

    December 31, 2006

               0

               0

               0

      (73,365)

    (73,365)

Balances,

    December 31, 2006

5,075,793

 $507,579           $4,206,972

$(4,973,092)

$(258,541)

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2006 and 2005

INCREASE (DECREASE) IN CASH AND

2006

2005

CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES

  Net  loss

$(73,365)

$(85,356)

  Adjustment to reconcile net Loss to

    net cash used in Operating Activities:

  Increase (decrease) in cash due to changes

  In assets and liabilities:

       Prepaid expenses

472

19,528

Accounts payable

(2,234)

3,491

Deferred income

18,000

18,000

Unrealized (gain) loss on investments

        (720)

         194

Net cash used in operating activities

   (57,847)

 (44,143)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of certificate of deposit

  (10,129)

 (30,000)

Net cash used in investing activities

  (10,129)

 (30,000)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from sale of common stock

    72,500

  163,000

  Net cash provided by financing activity

    72.500

  163,000

Net increase (decrease) in cash

4,524

88,857

CASH AND CASH EQUIVALENTS, beginning of year

   143,522

    54,665

CASH AND CASH EQUIVALENTS, end of year

$148,046

$143,522

=======

=======

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

2006

2005

  Interest paid

$   0

$   0

  Taxes paid –   State of Idaho

30

30

Federal

0

0

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Independence Lead Mines Company (“the Company”) is a corporation organized under the laws of the State of Arizona on September 16, 1929.  The Company is the owner of fifteen patented and thirteen  unpatented mining claims.  In addition, the Company has ownership by quitclaim deed to all interest in lots 5 and 8, more particularly described as tax parcel numbers 48N05E26-3715 and 48N05E-27-1815, which mineral rights were acquired through a 1997 BLM sliver land exchange, as recorded in the Shoshone County, Idaho, records as Instrument #377033.  This claim group (the “property”) is situated northwest of Hecla Mining Company’s Lucky Friday Mine in the Coeur d’Alene Mining district, Shoshone County, Idaho.  A portion of the Company’s property is part of the “DIA Area” which is currently being developed and mined by Hecla Mining Company.  The Company’s only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500.

The Company is currently in litigation with Hecla Mining Company over Hecla’s operation of the Lucky Friday Mine under the agreement covering the DIA Project.  A nine-day trial was held from March 22nd through April 1st of 2004, and on July 19, 2004 the court ruled in favor of Hecla Mining Company.  Independence appealed the District Court’s ruling to the Idaho Supreme Court, and on April 24, 2006 the court ruled against the Company.  On May 26, 2006, the Company requested that the Court grant rehearing of the case, and the court again decided against Independence.  The Company then filed a complaint against Hecla Mining Company on December 11, 2006 in the United States District Court for the District of Idaho, and on January 5, 2007 the Company filed a Complaint for Rescission of Contract against Hecla in the First Judicial District of the State of Idaho.  A hearing was held on May 9, 2007 and the judge ruled in favor of Hecla.  The Company subsequently filed a petition for the appeal to be heard in federal court, which was denied.  The Company has now filed an appeal with the Ninth Circuit Court of Appeals in San Francisco.

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

Accounts Receivable

The Company carries its receivables at cost.  On a periodic basis, the Company evaluates its receivables and determines if an allowance for doubtful accounts is necessary, and based on a history of past write-offs and collections and current credit conditions an allowance is  deemed unnecessary.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all bank accounts, certificates of deposit, money market accounts and short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Concentration of Risk

The Company maintains its cash in two commercial depository accounts and two certificates of deposits.  These accounts are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $100,000 per institution.  Balances in the Company’s accounts occasionally exceed the FDIC insurance limits, and those amounts are considered uninsured.

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

Loss per Share

Loss per share (basic) is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Loss per share (diluted) is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the additional common shares that would have been outstanding if potential common shares had been issued.  At December 31, 2006 and 2005, the Company had no potential common shares, and only loss per share (basic) is reported for the years then ended.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents and payables approximated their fair values as of December 31, 2006 and 2005.

Going Concern

As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $73,365 for the year ended December 31, 2006 and has an accumulated deficit of $4,973,092.  These factors raise the possibility that the Company may be unable to continue in existence.  The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 – PROPERTY

The Company has 15 patented and 13 unpatented claims situated in the Hunter Mining District, Shoshone County, Idaho.  In addition, the Company has ownership by quitclaim deed to all interest in lots 5 and 8, more particularly described as tax parcel numbers 48N05E26-3715 and 48N05E-27-1815, which mineral rights were acquired through a 1997 BLM sliver land exchange, as recorded in the Shoshone County, Idaho, records as Instrument #377033.  On February 8, 1968, the Company entered into an agreement with Day Mines, Inc., Abot Mining Company and Hecla Mining Company whereby certain properties of the four companies were combined for purposes of exploration and development.  These  properties were referred to as the DIA Area and include 9 patented and 13 unpatented claims of Independence Lead Mines Company. Hecla Mining Company is the exploring and developing company. The DIA agreement allows Hecla Mining Company to recover all of its exploration and development cost, advance royalties paid, and to build a three months’ reserve for working capital prior to splitting profits. Independence is to receive 18.52% of the profits, and under the terms of the DIA agreement the Company has been receiving an advance of $1,500 for each month 2,000 tons of ore are mined.

NOTE 4 – INCOME TAXES

At December 31, 2006 and 2005, the Company had deferred tax assets of approximately $540,000 and $540,000, respectively, arising from net operating loss carryovers.  Management has determined that it is more likely than not that these deferred tax assets will not be realized, and therefore a valuation allowance equal to the full amount of the deferred tax asset has been established at both December 31, 2006 and 2005.  For the years ended December 31, 2006 and 2005, the income tax provisions differed from the expected amounts using current federal statutory rates because of the effects of the change in the deferred tax asset valuation allowance each year.  At December 31, 2006, the Company has tax basis net operating loss carryovers totaling approximately $567,000, which expire in the years 2022 through 2026.

Net deferred tax assets consisted of the following components at December 31, 2006 and 2005:

    2006

    2005

Write off of impaired assets

$470,000

$470,000

Net operating loss carryovers

    70,000

    70,000

Gross deferred tax assets

  540,000

  540,000

Less valuation allowance

 (540,000)

  (540,000)

Net deferred tax assets

$           0

$           0

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2005, $1,200 for accounting fees and $600 for office services were paid or accrued to Wayne Schoonmaker, an officer, director and shareholder of the Company.  During the year ended December 31, 2006, payments of $600 were paid to Mr. Schoonmaker for office services.

NOTE 6 – COMMON STOCK

In September 1997 the capitalization of the Company was increased from 4,000,000 shares to 5,000,000 shares of $1.00 par value common stock.  In September 2005 the capitalization of the Company was increased from 5,000,000 shares of $1.00 par value common stock to 10,000,000 shares of $0.10 par value common stock.  The common stock and additional paid-in capital accounts have been restated to reflect the change in capitalization.

During the year ended December 31, 2006 the Company sold 100,000 shares of common stock in private placement at an average of $0.725 per share.

During the year ended December 31, 2005 the Company sold 300,000 shares of common stock in private placement at an average of $0.54 per share.

NOTE 7 – RESTATEMENTS

The Company has restated its previously filed 2006 financial statements to reflect corrections of reported balances and classifications of cash and equivalents, investment securities, prepaid expenses, and accounts payable.  Prior to the restatements, the previously reported financial statements overstated assets by $48,871 and overstated liabilities by $798.  The restatements increased the previously reported 2006 net loss by $47,879 ($0.01 per share).

NOTE 8 – SUBSEQUENT EVENTS

In March 2007 the Board of Directors of Independence Lead Mines Company approved the payment of directors’ fees to the five directors, which include the president and secretary-treasurer.  The amounts approved for the directors’ fees totaled approximately $142,000 which was paid for services rendered from 1998 through 2005.  The fees paid to four of the directors were then used to purchase additional common stock in the Company.

Per special notice dated March 28, 2007 the Board of Directors of the Company voted to award a forward stock split to all shareholders holding certificates with CUSIP number 453578-10-6, of one additional share of common stock for each ten shares of common stock held.  There is no record date, and the stock dividend will be payable as original share certificates are received by the Company’s transfer agent.  NASD has deemed the action effective July 11, 2007 and CUSIP number 453578-30-4 was assigned to the newly issued certificates.

In September 2007 the Board of Directors of the Company approved the payment of directors’ fees to four directors, which include the president and secretary-treasurer, for services rendered in 2006.  The total fees paid was $19,200.

NOTE 9 – COMMITMENT

The Company has entered into an agreement with a law firm to pay $100,000 for legal fees relating to the Hecla litigation matter.  A payment of $50,000 was made in September 2006 and the remaining $50,000 will be payable during the first quarter of the 2007 fiscal year.  Under the terms of the agreement, the fees are earned when paid and are not refundable.  Accordingly, the initial $50,000 payment has been charged to expense in 2006.

Item 8  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure.  Management has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(c) and 15d-15(c) as of December 31, 2006.

Based upon this evaluation, we determined that there was a material weakness affecting our internal control over financial reporting and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of December 31, 2006.  The material weakness was identified as follows:  The person responsible for the accounting and reporting for the Company did not apply generally accepted accounting principles in recording the Company’s financial transactions or preparing its financial statements.

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

Changes in Internal Control over Financial Reporting.

Except as noted above, there have been no changes during the year ended December 31, 2006 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Item 8B.  Other Information.

None

PART III

Item 9  Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

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

Item 10.  Executive Compensation.

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

Certification of Principal Executive Officer pursuant to 18 U.S. C. Section 1350.  Furnished herewith.

32.2

Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.  Furnished herewith.

Item 14.  Principal Accountant Fees and Services.

Aggregate fees billed and estimated amounts expected to be billed to us for the years ended December 31, 2006 and 2005, for professional services by LeMaster & Daniels PLLC, our principal accountant, for the audits of our annual financial statements and the reviews for the financial statements included in the Company’s quarterly reports on Form 10-QSB/A during those years were approximately $16,000 for each year.

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