Form 10QSB/A
period 2005-03-31
INDEPENDENCE LEAD MINES CO
filed 2008-02-19
CIK 50073

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 1-316

INDEPENDENCE LEAD MINES COMPANY
(Exact name of registrant as specified in its charter)

Arizona	82-0131980
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation)

510 Cedar Street
Wallace, Idaho 83873
(Address of principal executive offices)

Issuer’ss telephone number, including area code: (208) 753-2525

Common Stock	None
Title of each class	Name of each exchange on which registered

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the issuer is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 4,725,793 shares of the issuer’s common stock, par value $1.00, outstanding as of March 31, 2005.

Transitional Small Business Disclosure format (check one): Yes ☐ No ☒

INDEPENDENCE LEAD MINES COMPANY QUARTERLY REPORT
ON FORM 10-QSB/A FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2005

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements	1

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	1

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	3

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 3:	Defaults upon Senior Securities	4

Item 4:	Submission of Matters to a Vote of Security Holders	4

Item 5:	Other Information	4

Item 6:	Exhibits and Reports on Form 8-K	4

CERTIFICATIONS and SIGNATURES		F/S-9

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

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2004 incorporated by reference herein.

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

Results of Operations for the Period Ended March 31, 2005.

Three months Ended March 31, 2005 Compared to Three months Ended March 31, 2004.

During the three months ended March 31, 2005 the Company realized no income. General and administrative expenses decreased to $12,745, or $0.003 per share, for the three-month period ended March 31, 2005 as compared to $72,778, or $0.019 per share, for the three-month period ended March 31, 2004. This decrease is principally attributed to decreased legal and consulting expenses incurred in the first quarter of 2005. For the three months ended March 31, 2005, the Company experienced a net loss of $12,705, or $0.003 per share, compared to a net loss of $72,778, or $0.017 for during the comparable period in the previous year.

Overview

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

Since June 30, 1999 the Company has experienced substantial differences with the Lessee. In January 1997, Hecla chose to go forward with the DIA Projects Phase III and by June 1, 1998 the Project reached full production. In the first year of full production the Project lost $785,000 after mining and milling 257,605 tons. Independence requested Hecla to stop mining to prevent loss of the resource. Hecla’s management has refused all requests to act with prudence, and continues to mine at this writing. Since Hecla chose to go forward with Phase III, through the end of 2004 there have been approximately 1,428,000 tons mined and milled and all development costs have been lost. Requests for prudence over the years have failed. During 2003 Hecla mined and milled 151,991 tons containing 15.76 oz. Silver per ton, 9.05% lead, and 2.18% zinc, and during 2004 164,624 tons were mined and milled assaying 13.17 oz. silver per ton, 7.78% lead, and 2.36% zinc.. For the year 2003 the Project lost $723,147and for the year 2004 the Project lost $3,000,605. The DIA Project total cost at December 31, 2004 was $36,353,259. We believe the record indicates the DIA Project was not viable to undertake with the mining method chosen and the existing economic conditions, and did not justify the start-up of a large mining operation on the Lessor’s property.

Liquidity and Capital Resources

The Company financed its obligations during the three months ended March 31, 2005 from cash on hand and by the sale of 70,000 shares of its common stock at an average price $0.52 per share. The Company’s only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500. The Company has incurred operating losses since inception; these factors indicate doubt as to the ability of the company to continue business as a going concern. The financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern. In order to maintain operations, the Company will have to raise additional capital through loans or through the sale of securities. If the Company is unable to raise additional capital, it may have to cease operations.

In 1999 the Company acquired 38,436 shares of Independence Common Stock on the open market at an average price of $0.49 per share, and in 2000 the Company acquired 94,800 shares at an average price of $0.38 per share. These shares have been carried as treasury stock by the Company, and in December 2003, 72,000 shares of treasury stock were sold for $0.70 per share. The remainder of the treasure shares was sold in April 2004 at an average price of $0.98 per share. In the first quarter of 2005 there were 70,000 shares of common stock sold at an average price of $0.52 per share.

The current officers and directors of the Company serve without compensation and are not considered by the Company to be employees.

Cash Flows for the Three Months Ended March 31, 2005 were as follows:

During the three-month period ended March 31, 2005, the Company’s cash position increased by $29,874, due to the private placement sale of 70,000 shares of common stock at an average price of $0.52 per share, and the receipt of $4,500 in advance royalties. During this period, the Company used $6,626 in continuing operating activities.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Management has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of March 31, 2005.

Based upon this evaluation, we determined that there was a material weakness affecting our internal control over financial reporting. As a result of those weaknesses, our disclosure controls and procedures were not effective as of March 31, 2005. The material weakness was identified as follows: The person responsible for the accounting and reporting for the Company did not in all cases apply generally accepted accounting principles in recording the Company’s financial transactions or preparing its financial statements.

Management’s Remediation Initiatives.

Management plans to strive to minimize control weaknesses. As with any company our size, this lack of personnel familiar with generally accepted accounting principles (GAAP) is due to the Company’s limited resources. Although the Company’s President and Board of Directors review financial statements, this in itself cannot be assured to identify exposure to misstatements by the existing system. Hiring a CDPA experienced in GAAP to perform our quarterly close and prepare the related financial statements would improve the process, but this option may not be available because of the limited resources of the Company. The Company is considering control design changes that will mitigate this weakness.

Changes in Internal Control over Financial Reporting.

Except as noted above, there have been no changes during the three months ended March 31, 2005 in the Company’s internal controls over financdial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Inherent Limitations on the Effectiveness of Controls.

Management, including the President, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any systems of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is currently in litigation with Hecla Mining Company over Hecla’s operation of the Lucky Friday Mine under the agreement covering the DIA Project. As required by terms of the 1968 Lease Agreement with Hecla Mining Company, our Company gave notice of termination of that agreement in early March 2002. This agreement covered the DIA Project, which is Hecla's principle operation at the Lucky Friday mine near Mullan, Idaho. Both parties agreed to waive arbitration requirement contained in the lease and agreed to a trial without a jury

A nine day trial was held from March 22nd through April 1st of 2004, and closing written arguments were submitted to the court by April 30, 2004. Further, the court required the parties to submit to the court a written rebuttal to the other party’s closing arguments by May 17, 2004. On July 19, 2004 the court ruled in favor of Hecla Mining Company, and the Company appealed the District Court’s ruling to the Idaho Supreme Court. On February 6, 2006 the Company, in the case of Independence Lead Mines Company, (Plaintiff) vs. Hecla Mining Company (Defendant), Docket No. 31042, presented oral arguments before the Idaho Supreme Court in Boise. This is a continuation of the Company’s assertion of a claim of breach of contract and waste, seeking declaratory and injunctive relief relating to Hecla’s operation on mining claims it leased from Independence. On April 24, 2006 the Idaho Supreme Court upheld the First District Court decision and subsequently denied a motion for rehearing.

The Company then filed a complaint against Hecla Mining Company on December 11, 2006 in the United States District Court for the District of Idaho. On January 5, 2007 the Company filed a Complaint for Rescission of Contract against Hecla Mining Company in the First Judicial District of the State of Idaho. A hearing was held on May 9, 2007 and the judge ruled in favor of Hecla. The Company subsequently filed a petition for the appeal to be heard in federal court, which was denied. The Company has now filed an appeal with the Ninth Circuit Court of Appeals in San Francisco.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2005 the Company sold 70,000 shares of the Company’s common stock in private placement transactions without registration under the Securities Act in reliance upon the exemptions from the registration requirements provided by Section 4(2), and Rule 506 of Regulation D under the Securities Act. The proceeds of $36,500 have been used for Company operations and to finance the litigation with Hecla Mining Company.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the registrant’s security holders during the period covered by this report.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

a.	Documents which are filed as a part of this report:

1.	Financial Statements: The required financial statements are contained in pages F/S-1 through F/S-8 of this Form 10-QSB.

2.	Financial Statement Schedules: Financial statement schedules have been omitted as they are not applicable or the information is included in the Financial Statements.

3.	Exhibits:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.cC. Section 1350. Furnished herewith.

b.	See (a)(3) above for all exhibits filed herewith.

c.	All schedules are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

[The balance of this page has been intentionally left blank.]

INDEPENDENCE LEAD MINES COMPANY

TABLE OF CONTENTS

Page
Balance Sheets as of March 31, 2005 and December 31, 2004	F/S-2

Statements of Operations for the three Months ended March 31, 2005 and for the three Months ended March 31, 2004	F/S-3

Statement of Changes in Stockholders’ Equity for the three Months ended March 31, 2005	F/S-4

Statements of Cash Flow for the three Months ended March 31, 2005 and 2004	F/S-5

Notes to Interim Financial Statements	F/S-6

Certifications and Signatures	F/S-9

[The balance of this page has been intentionally left blank.]

F/S-1

INDEPENDENCE LEAD MINES COMPANY

BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$84,539	$54,665
Royalties receivable	1,500	1,500
Marketable securities	1,006	1,006
Prepaid expenses	17,180	20,000
Total current assets	104,225	77,171

Total assets	$104,225	$77,171

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$150	$1,541
Accounts payable - related parties	1,100	950

Total current liabilities	1,250	2,491

DEFERRED INCOME:	414,500	410,000

Total liabilities	415,750	412,491

STOCKHOLDERS' EQUITY:

Common Stock, $1.00 par value, authorized
5,000,000 shares; issued 4,745,793 shares and
4,675,793 shares at 3/31/05 and 12/31/04, respectively.	4,745,793	4,675,793
Discount on common stock issued	(230,242)	(196,742)
	4,515,551	4,479,051
Accumulated deficit (restated)	(4,827,076)	(4,814,371)
Total Stockholders equity	(311,525)	(335,320)

Total liabilities and stockholders' equity	$104,225	$77,171

The accompanying notes are an integral part of these financial statements

F/S-2

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2005	Mar. 31, 2004
	(unaudited)	(unaudited)

Revenue	$0	$0

Expenses
Consulting	1,125	1,875
Office expense	0	1,289
Office services	150	150
Shareholder and Public Relations	650	590
Transportation and Travel	0	600
Legal	10,820	64,790
Total expenses	12,745	72,778

Loss from Operations	(12,745)	(72,778)

Other Income and (expense)

Interest, net	40	0
Total other income	40	0

(Loss) before income taxes	(12,705)	(72,778)
Provision for income taxes	0	0

Net (Loss)	$(12,705)	$(72,778)

(Loss) per share	($0.003)	($0.017)

Weighted average common shares outstanding	4,699,348	4,255,702

The accompanying notes are an integral part of these financial statements.

F/S-3

INDEPENDENCE LEAD MINES COMPANY

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Discount
			on
	Number		Common
	Of		Stock	Accumulated
	Shares	Amount	Issued	Deficit	Total

Balances, December 31, 2004	4,675,793	$4,675,793	$(196,742)	$(4,814,371)	$(335,320)

Sale of Common Stock	70,000	70,000	(33,500)	0	36,500

Net loss, three Months ended March 31, 2005	0	0	0	(12,705)	(12,705)
Balances, March 31, 2005	4,745,793	$4,745,793	$(230,242)	($4,827,076)	$(311,525)

(The balance of this page has been intentionally left blank).

The accompanying notes are an integral part of these financial statements

F/S-4

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF CASH FLOW

	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2004
	(Unaudited)	(Unaudited)

Operating Activities:
Net (loss)	($12,705)	($72,778)

Adjustments to reconcile net loss to net cash used in operating activities:	0	0

Changes in operating assets and liabilities:

(Increase) decrease in prepaid expenses	2,820	0
Increase (decrease)in accounts payable	(1,241)	(2,243
Increase (decrease) in deferred income	4,500	4,500

Net cash used in operating activities	(6,626)	(70,521)

Financing activities:

Proceeds from sale of Common Stock	36,500	9,276

Net cash provided by financing activities	36,500	9,276

Net increase (decrease) in cash	29,874	(61,245)
Cash , beginning of period	54,665	72,300

Cash, end of period	$84,539	$11,055

Disclosure of accounting policy
For the three months ended March 31, 2005
and March 31, 2004, the Company
had no cash equivalents.

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$0	$0
Income taxes	0	0

The accompanying notes are an integral part of these financial statements.

F/S-5

INDEPENDENCE LEAD MINES COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS - UNAUDITED

Note 1 - Organization and Description of business

Independence Lead Mines Company (“the Company”) is a corporation organized under the laws of the State of Arizona on September 16,1929. The Company is the owner of fifteen patented and fourteen unpatented mining claims. This claim group (the “property”) is situated Northwest of Hecla Mining Company’s Lucky Friday Mine in the Coeur d’Alene Mining District, Shoshone County Idaho. The Company’s property is part of the “DIA Area” which is currently being developed and mined by Hecla Mining Company. The Company’s only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500. In March 2002, the Company notified Hecla Mining Company that it considered the DIA Lease terminated and as a result would no longer accept advance royalty payments. Subsequent to that notice, the Company began accepting advance royalty payments, pending the outcome of the dispute between the Company and Hecla Mining Company. On July 19, 2004 the First District Court ruled in favor of Hecla Mining Company and the Company appealed the court’s decision to the Idaho Supreme Court. On April 24, 2006 the Court upheld the First District Court decision.. On May 26, 2006 the Company requested that the Court grant rehearing of the case, which was subsequently denied. The Company has now filed an appeal with the Ninth Circuit Court of Appeals in San Francisco.

Note 2 - Basis of Presentation

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Certain balances from prior year financial statements have been reclassified to conform with the current year presentation. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Note 3 - Recent Accounting Pronouncements

In May 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections.” This statement requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, “Accounting Changes,” which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. Management believes the adoption of this statement will not have an immediate material impact on the financial statements of the Company.

F/S-6

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

Note 4 - Marketable Securities

The Company’s investments in equity securities are intended to be held for a short period and are classified as trading securities. These securities are recorded at fair value as current assets on the balance sheet under the caption of marketable securities. The Company’s marketable securities consist of capital stock of other companies in the mining industry.

Note 5 - Mineral Properties

The Company is the owner of fifteen patented and fourteen unpatented mining claims. This claim group (“the property”) is situated Northwest of Hecla Mining Company’s Lucky Friday Mine in the Coeur d’Alene Mining District, Shoshone County, Idaho. Adjacent are the community of Mullan and U.S. Interstate Highway 90.

Pursuant to the terms of an agreement dated February 8, 1968, among Hecla Mining Company (“Hecla”), Day Mines, Inc. (“Day”), Abot Mining Company J(“Abot”), and the Company (the “Unitization Agreement”), the Eastern portion of the Company’s Property (approximately five-eighths of the Property) was unitized with certain adjoining and near-by properties owned by Day and Abot into a unitized area, consisting of 55 claims (known as the “DIA Area”).

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

Note 6 - Restatements

As discussed in Note 2, the Company has restated its financial statements to reflect a retroactive adjustment to write off the costs of previously impaired mining property ($2,945,407) and unrecovered exploration costs ($187,920). The adjustment resulted in an increase of the balance of accumulated deficit at March 31, 2005 and December 31, 2004 of $3,133,327 and corresponding reductions in the mining property and unrecovered exploration cost accounts at those dates. The Company has also restated the previously issued financial statements to reflect the correction of prepaid expenses and deposits which had overstated assets by $52,371. The adjustment resulted in an increase of previously reported first quarter 2005 net loss by $2,070.

Note 7 - Capital Stock

Preferred Stock

The Company has no preferred stock authorized.

F/S-7

Common Stock

In September 1997 the capitalization of the Company was increased from 4,000,000 shares to 5,000,000 shares of $1.00 par value common stock. In September 2005 the capitalization of the Company was increased from 5,000,000 shares of $1.00 par value common stock to 10,000,000 shares of $0.10 par value common stock. The common stock and additional paid-in capital accounts will be retroactively adjusted to reflect the change in capitalization beginning in the quarter ending September 30, 2005. In the first quarter of 2005 the Company sold 70,000 shares of its common stock at an average price of $0.52 per share.

[The balance of this page has been intentionally left blank.]

F/S-8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENCE LEAD MINES COMPANY

By:	/s/ Bernard C. Lannen
Bernard C. Lannen, its
President Date: November 12, 2007

By:	/s/ Wayne Schoonmaker
Wayne Schoonmaker, its
Principal Accounting Officer Date: November 12, 2007

F/S-9