Form 10QSB/A
period 2005-06-30
INDEPENDENCE LEAD MINES CO
filed 2008-02-19
CIK 50073

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]
Yes ☒  No ☐

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
  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 4,825,793 shares of the issuer’s common stock, par value $1.00, outstanding as of June 30, 2005. Transitional Small Business Disclosure format (check one): Yes ☐ No ☒

INDEPENDENCE LEAD MINES COMPANY QUARTERLY REPORT
ON FORM 10-QSB/A FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2005

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements	1

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II -	OTHER INFORMATION

Item 1:	Legal Proceedings	3

Item 2:	Unregistered Sales of Equity Securities & Use of Proceeds	4

Item 3:	Defaults upon Senior Securities	4

Item 4:	Submission of Matters to a Vote of Security Holders	4

Item 5:	Other Information	4

Item 6:	Exhibits and Reports on Form 8-K	4

CERTIFICATIONS and SIGNATURES		F/S-8

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

Results of Operations for the Period Ended June 30, 2005.

Six months ended June 30, 2005 Compared to Six months Ended June 30, 2004.

During the six months ended June 30, 2005 the Company realized no income. General and administrative expenses decreased to $42,297 for the six-month period ended June 30, 2005 as compared to $184,848 for the six-month period ended June 30, 2004. This decrease is principally due to decreased legal and consulting expenses incurred in the first six months of 2005. Legal and consulting expenses were higher in 2004 because of active litigation being carried on by the Company with Hecla Mining Company (see Item 1, Legal Proceedings, in Part II - Other Information). For the six months ended June 30, 2005, the Company experienced a net loss of $42,236, or $0.009 per share, compared to a net loss of $184,848, or $0.042 for during the comparable period in the previous year.

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

Liquidity and Capital Resources

The Company financed its obligations during the six months ended June 30, 2005 from cash on hand and by the sale of 150,000 shares of its common stock at an average price $0.54 per share. The Company’s only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500. The Company has incurred operating losses since inception; these factors indicate doubt as to the ability of the company to continue business as a going concern. The financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern. In order to maintain operations, the Company will have to raise additional capital through loans or through the sale of securities. If the Company is unable to raise additional capital, it may have to cease operations.

In 1999 the Company acquired 38,436 shares of Independence Common Stock on the open market at an average price of $0.49 per share, and in 2000 the Company acquired 94,800 shares at an average price of $0.38 per share. These shares have been carried as treasury stock by the Company, and in December 2003, 72,000 shares of treasury stock were sold for $0.70 per share. The remainder of the treasure shares was sold in April 2004 at an average price of $0.98 per share. In the first six months of 2005 there were 150,000 shares of common stock sold at an average price of $0.54 per share.

The current officers and directors of the Company serve without compensation and are not considered by the Company to be employees.

Cash Flows for the Six Months Ended June 30, 2005 were as follows:

During the six-month period ended June 30, 2005, the Company’s cash position increased by $53,829, due to the private placement sale of 150,000 shares of common stock at an average price of $0.54 per share, and the receipt of $9,000 in advance royalties. During this period, the Company used $26,671 in operating activities.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Management has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of June 30, 2005.

Based upon this evaluation, we determined that there was a material weakness affecting our internal control over financial reporting. As a result of those weaknesses, our disclosure controls and procedures were not effective as of June 30, 2005. The material weakness was identified as follows: The person responsible for the accounting and reporting for the Company did not in all cases apply generally accepted accounting principles in recording the Company’s financial transactions or preparing its financial statements.

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

Changes in Internal Control over Financial Reporting.

Except as noted above, there have been no changes during the six months ended June 30, 2005 in the Company’s internal controls over financdial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

The Company then filed a complaint against Hecla on December 11, 2006 in the United States District Court for the District of Idaho. On January 5, 2007 the Company filed a Complaint for Rescission of Contract against Hecla Mining Company in the First Judicial District of the State of Idaho. A hearing was held on May 9, 2007 and the judge ruled in favor of Hecla. The Company subsequently filed a petition for the appeal to be heard in federal court, which was denied. The Company has now filed an appeal with the Ninth Circuit Court of Appeals in San Francisco.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2005 the Company sold 150,000 shares of the Company’s common stock in private placement transactions without registration under the Securities Act in reliance upon the exemptions from the registration requirements provided by Section 4(2), and Rule 506 of Regulation D under the Securities Act. The proceeds of $80,500 have been used for Company operations and to finance the litigation with Hecla Mining Company.

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

INDEPENDENCE LEAD MINES COMPANY

TABLE OF CONTENTS

Page

Balance Sheets as of June 30, 2005 and December 31, 2004	F/S-1

Statements of Operations for the three and six-Month periods ended June 30, 2005 and June 30, 2004	F/S-2

Statement of Changes in Stockholders’ Equity for the six Months ended June 30, 2005	F/S-3

Statements of Cash Flow for the six Months ended June 30, 2005 and June 30, 2004	F/S-4

Notes to Interim Financial Statements	F/S-5

Certifications and Signatures	F/S-8

[The balance of this page has been intentionally left blank.]

INDEPENDENCE LEAD MINES COMPANY

BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$108,494	$54,665
Royalties receivable	1,500	1,500
Marketable securities	1,006	1,006
Prepaid expenses	14,940	20,000
Total current assets	125,940	77,171

Total assets	$125,940	$77,171

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable	$2,746	$1,541
Accounts payable - related parties	1,250	950

Total current liabilities	3,996	2,491

DEFERRED INCOME:	419,000	410,000

Total liabilities	422,996	412,491

STOCKHOLDERS' EQUITY (DEFICIT):

Common Stock, $1.00 par value, authorized
5,000,000 shares; issued 4,825,793 shares and
4,675,793 shares at 6/30/05 and 12/31/04, respectively.	4,825,793	4,675,793
Discount on common stock issued	(266,242)	(196,742)
	4,559,551	4,479,051
Accumulated deficit (restated)	(4,856,607)	(4,814,371)
Total Stockholders equity	(297,056)	(335,320)

Total liabilities and stockholders' equity	$125,940	$77,171

The accompanying notes are an integral part of these financial statements

F/S-1

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF OPERATIONS

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2005	June 30, 2004	June 30, 2004
	(Unaudited)	(unaudited)	(unaudited)	(Unaudited)

Revenue	$0	$0	$0	$0

Expenses
Consulting	4,063	5,187	34,750	40,109
Taxes and fees	104	104	364	364
Office expense	94	94	1,422	2,711
Office services	150	300	150	300
Shareholder and Public Relations	443	1,093	2,094	2,684
Transportation and Travel	1,459	1,459	2,200	2,800
Legal	23,240	34,060	71,090	135,880
Total expenses	29,553	42,297	112,070	184,848

Loss from Operations	(29,553)	(42,297)	(112,070)	(184,848)

Other Income (expense)

Interest, net	20	61	2	2
Total other income	20	61	2

(Loss) before income taxes	(29,533)	(42,236)	(112,068)	(184,848)
Provision for income taxes	0	0	0	0

Net (Loss)	$(29,553)	$(42,236)	$(112,068)	$(184,848)

(Loss) per share	($0.006)	($0.009)	($0.025)	($0.042)

Weighted average common
shares outstanding	4,823,156	4,761,594	4,459,126	4,357,414

The accompanying notes are an integral part of these financial statements.

F/S-2

INDEPENDENCE LEAD MINES COMPANY

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Discount on	Number	Common
	Common Stock		Of	Stock	Accumulated
	Shares	Amount	Issued	Deficit	Total
Balances, December 31, 2004	4,675,793	$4,675,793	$(4,814,371	$(196,742)	$(335,320)

Sale of Common Stock	150,000	150,000	(69,500)	0	80,500

Net loss, six Months ended June 30, 2005	0	0	0	(42,236)	(42,236)

Balances, June 30, 2005	4,825,793	$4,825,793	$(266,242)	($4,856,607)	$(299,056)

(The balance of this page has been intentionally left blank)

The accompanying notes are an integral part of these financial statements.

F/S-3

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF CASH FLOW

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004
	(Unaudited)	(Unaudited)
Operating Activities:
Net (loss)	($42,236)	($184,84)

Adjustments to reconcile net loss to net cash
used in operating activities:	0	0

Common stock issued for services	0	8,000

Changes in operating assets and liabilities:

(Increase) decrease in prepaid expenses	5,060	0
Increase (decrease) in accounts payable	1,505	(3,072)

Increase (decrease) in deferred income	9,000	9,000
Net cash used in operating activities	(26,671)	(170,918)

Financing activities:

Proceeds from sale of Common Stock	80,500	166,442

Net cash provided by financing activities	80,500	166,442

Net increase (decrease) in cash	53,829	(4,476)

Cash, beginning of period	54,665	72,300

Cash, end of period	$108,494	$67,824

Disclosure of accounting policy
For the six months ended June 30, 2005
and June 30, 2004, the Company
had no cash equivalents.

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$0	$0
Income taxes	0	0

Non-Cash investing and financing activities:
Common stock issued for services	0	8,000

The accompanying notes are an integral part of these financial statements.

F/S-4

INDEPENDENCE LEAD MINES COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS - UNAUDITED

Note 1 - Organization and Description of business

Independence Lead Mines Company (“the Company”) is a corporation organized under the laws of the State of Arizona on September 16,1929. The Company is the owner of fifteen patented and fourteen unpatented mining claims. This claim group (the “property”) is situated Northwest of Hecla Mining Company’s Lucky Friday Mine in the Coeur d’Alene Mining District, Shoshone County Idaho. The Company’s property is part of the “DIA Area” which is currently being developed and mined by Hecla Mining Company. The Company’s only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500. In March 2002, the Company notified Hecla Mining Company that it considered the DIA Lease terminated and as a result would no longer accept advance royalty payments. Subsequent to that notice, the Company began accepting advance royalty payments, pending the outcome of the dispute between the Company and Hecla Mining Company. On July 19, 2004 the First District Court ruled in favor of Hecla Mining Company and the Company appealed the court’s decision to the Idaho Supreme Court. On April 24, 2006 the court upheld the First District Court Decision. On May 26, 2006 the Company requested that the Court grant rehearing of the case, which was subsequently denied. The Company has now filed an appeal with the Ninth Circuit Court of Appeals in San Francisco.

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

F/S-5

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

Note 6 - Restatements

The Company has restated its financial statements to reflect a retroactive adjustment to write off the costs of previously impaired mining property ($2,945,407) and unrecovered exploration costs ($187,920). The adjustment resulted in an increase of the balance of accumulated deficit at June 30, 2005 and December 31, 2004 of $3,133,327 and corresponding reductions in the mining property and unrecovered exploration cost accounts at those dates. The Company has also restated the previously issued financial statements to reflect the correction of prepaid expenses and deposits which had overstated assets by $52,371. The adjustments resulted in an increase of previously reported second quarter 2005 net loss by $2,241

F/S-6

Note 7 - Capital Stock

Preferred Stock

The Company has no preferred stock authorized.

Common Stock

In September 1997 the capitalization of the Company was increased from 4,000,000 snares to 5,000,000 shares of $1.00 par value common stock. In September 2005 the capitalization of the Company was increased from 5,000,000 shares of $1.00 par value common stock to 10,000,000 shares of $0.10 par value common stock. The common stock and additional paid-in capital accounts will be retroactively adjusted to reflect the change in capitalization beginning in the quarter ending September 30, 2005. In the second quarter of 2005 the Company sold 80,000 shares of its common stock at an average price of $0.52 per share.

[The balance of this page has been intentionally left blank.]

F/S-7

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

F/S-8