Form 10QSB/A
period 2005-09-30
INDEPENDENCE LEAD MINES CO
filed 2008-02-19
CIK 50073

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
  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 4,825,793 shares of the issuer’s common stock, par value $0.10, outstanding as of September 30, 2005. Transitional Small Business Disclosure format (check one):
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

Results of Operations for the Period Ended September 30, 2005.

Nine months ended September 30, 2005 Compared to nine months Ended September 30, 2004.

During the nine months ended September 30, 2005 the Company realized no income. General and administrative expenses decreased to $57,448 for the nine-month period ended September 30, 2005 as compared to $201,299 for the nine-month period ended September 30, 2004. This decrease is principally due to decreased legal and consulting expenses incurred in the first nine months of 2005. Legal and consulting expenses were higher in 2004 because of active litigation being carried on by the Company with Hecla Mining Company (see Item 1, Legal Proceedings, in Part II - Other Information). For the nine months ended September 30, 2005, the Company experienced a net loss of $57,387, or $0.012 per share, compared to a net loss of $201,298, or $0.046 during the comparable period in the previous year.

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

Liquidity and Capital Resources

The Company financed its obligations during the nine months ended September 30, 2005 from cash on hand and by the sale of 150,000 shares of its common stock at an average price $0.54 per share. The Company’s only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500. The Company has incurred operating losses since inception; these factors indicate doubt as to the ability of the company to continue business as a going concern. The financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern. In order to maintain operations, the Company will have to raise additional capital through loans or through the sale of securities. If the Company is unable to raise additional capital, it may have to cease operations.

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

Cash Flows for the Nine Months Ended September 30, 2005 were as follows:

During the nine-month period ended September 30, 2005, the Company’s cash position increased by $40585, due to the private placement sale of 150,000 shares of common stock at an average price of $0.54 per share, and the receipt of $13,500 in advance royalties. During this period, the Company used $39,917 in operating activities.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Management has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of September 30, 2005.

Based upon this evaluation, we determined that there was a material weakness affecting our internal control over financial reporting. As a result of those weaknesses, our disclosure controls and procedures were not effective as of September 30, 2005. The material weakness was identified as follows: The person responsible for the accounting and reporting for the Company did not in all cases apply generally accepted accounting principles in recording the Company’s financial transactions or preparing its financial statements.

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

Changes in Internal Control over Financial Reporting.

Except as noted above, there have been no changes during the nine months ended September 30, 2005 in the Company’s internal controls over financdial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2005 the Company sold 150,000 shares of the Company’s common stock in private placement transactions without registration under the Securities Act in reliance upon the exemptions from the registration requirements provided by Section 4(2), and Rule 506 of Regulation D under the Securities Act. The proceeds of $80,500 have been used for Company operations and to finance the litigation with Hecla Mining Company.

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

INDEPENDENCE LEAD MINES COMPANY

TABLE OF CONTENTS

Page
Balance Sheets as of September 30, 2005and December 31, 2004	F/S-2

Statements of Operations for the three and nine-month periods ended September 30, 2005 and September 30, 2004	F/S-3

Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2005	F/S-4

Statements of Cash Flow for the nine months ended September 30, 2005 and September 30, 2004	F/S-5

Notes to Interim Financial Statements	F/S-6

Certifications and Signatures	F/S-9

[The balance of this page has been intentionally left blank.]

F/S-1

INDEPENDENCE LEAD MINES COMPANY

BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$95,248	$54,665
Royalties receivable	1,500	1,500
Marketable securities	1,006	1,006
Prepaid expenses	14,940	20,000
Total current assets	112,694	77,171

Total assets	$112,694	$77,171

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

Accounts payable	$1,301	$1,541
Accounts payable - related parties	100	950

Total current liabilities	1,401	2,491

DEFERRED INCOME:	423,500	410,000

Total liabilities	424,901	412,491

STOCKHOLDERS' EQUITY (DEFICIT):

Common Stock, $0.10 par value, authorized 10,000,000 shares; issued 4,825,793 shares and 4,675,793 shares at 9/30/05 and 12/31/04, respectively.	482,579	467,579
Additional Paid-In Capital	4,076,972	4,011,472
	4,559,551	4,479,051
Accumulated deficit (restated)	(4,871,758)	(4,814,371)
Total Stockholders equity	(312,207)	(335,320)

Total liabilities and stockholders' equity	$112,694	$77,171

The accompanying notes are an integral part of these financial statements

F/S-2

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF OPERATIONS

	Three Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2005	Three Months Ended Sept. 30, 2004	NineMonths Ended Sept. 30, 2004
	(Unaudited)	(unaudited)	(unaudited)	(Unaudited)
Revenue	$0	$0	$0	$0

Expenses
Consulting	1,312	6,500	750	40,859
Taxes and fees	20	124	45	409
Office expense	165	259	0	2,711
Office services	150	450	150	450
Shareholder and Public Relations	3,166	4,259	291	2,975
Transportation and Travel	0	1,459	0	2,800
Legal	10,337	44,397	15,215	151,095
Total expenses	15,150	57,448	16,451	201,299

Loss from Operations	(15,150)	(57,448)	(16,451)	(201,299)

Other Income (expense)

Interest, net	0	61	(201)	(199)
Total other income (expense)	0	61	(201)	(199)

(Loss) before income taxes	(15,150)	(57,387)	(16,652)	(201,498)
Provision for income taxes	0	0	0	0

Net (Loss)	$(15,150)	$(57,387)	$(16,652)	$(201,298)

Income (Loss) per share	($0.003)	($0.012)	($0.04)	($0.046)

Weighted average common
shares outstanding	4,825,793	4,783,229	4,515,126	4,409,985

The accompanying notes are an integral part of these financial statements.

F/S-3

INDEPENDENCE LEAD MINES COMPANY

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Number Of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balances, December 31, 2004	4,675,793	$467,579	$4,011,472	$(4,814,371)	$(335,320)

Sale of Common Stock	150,000	15,000	65,500	0	80,500

Net loss, nine Months ended Sept. 30, 2005	0	0	0	(57,387)	(57,387)

Balances, Sept.30, 2005	4,825,793	$482,579	$4,076,972	($4,871,758)	$(312,207)

The accompanying notes are an integral part of these financial statements.

(The balance of this page has been intentionally left blank)

F/S-4

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF CASH FLOW

	Nine Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2004
	(Unaudited)	(Unaudited)
Operating Activities:
Net (loss)	($57,387)	($201,498)

Adjustments to reconcile net loss to net cash used in operating activities:

Common stock issued for services	0	8,000

Changes in operating assets and liabilities:

(Increase) decrease in prepaid expenses	5,060	(104,713)
Increase (decrease) in accounts payable	(1,090)	(2,880)
Increase (decrease) in deferred income	13,500	13,500

Net cash used in operating activities	(39,917)	(287,591)

Financing activities:

Proceeds from sale of Common Stock	80,500	250,441

Net cash provided by financing activities	80,500	250,441

Net increase (decrease) in cash	40,583	(37,150)

Cash, beginning of period	54,665	72,300

Cash, end of period	$95,248	$35,150

Disclosure of accounting policy For the nine months ended Sept. 30, 2005and Sept. 30, 2004, the Company had no cash equivalents.

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$0	$204
Income taxes	0	0

Non-Cash investing and financing activities:
Common stock issued for services	0	8,000

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

Certain balances from prior year financial statements have been reclassified to conform with the current year presentation. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Note 6 - Restatements

As discussed in Note 2, the Company has restated its financial statements to reflect a retroactive adjustment to write off the costs of previously impaired mining property ($2,945,407) and unrecovered exploration costs ($187,920). The adjustment resulted in an increase of the balance of accumulated deficit at June 30, 2005 and December 31, 2004 of $3,133,327 and corresponding reductions in the mining property and unrecovered exploration cost accounts at those dates. The Company has also restated the previously issued financial statements to reflect the correction of prepaid expenses and deposits which had overstated assets by $52,371. The adjustments resulted in an increase in net loss for the nine months ended September 30, 2005 of $4,311.

F/S-7

Note 7 - Capital Stock

Preferred Stock

The Company has no preferred stock authorized.

Common Stock

In September 1997 the capitalization of the Company was increased from 4,000,000 shares to 5,000,000 shares of $1.00 par value common stock. In September 2005 the capitalization of the Company was increased from 5,000,000 shares of $1.00 par value common stock to 10,000,000 shares of $0.10 par value common stock. The common stock and additional paid-in capital accounts have been retroactively adjusted to reflect the change in capitalization. In the nine months ended September 30, 2005 the Company sold 150,000 shares of its common stock at an average price of $0.54 per share. There were no stock sales in the third quarter of 2005.

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