Form 10QSB/A
period 2006-03-31
INDEPENDENCE LEAD MINES CO
filed 2008-02-19
CIK 50073

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 1-316

INDEPENDENCE LEAD MINES COMPANY
(Exact name of registrant as specified in its charter)

Arizona	82-0131980
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
ENDED MARCH 31, 2006

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

INDEPENDENCE LEAD MINES COMPANY

INDEPENDENCE LEAD MINES COMPANY
BALANCE SHEETS
March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$208,997	$143,522
Certificate of deposit	30,183	30,000
Royalties receivable	1,500	1,500
Prepaid expenses	0	472
Investments	1,322	812
Total current assets	242,002	176,306

Total assets	$242,002	$176,306

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$2,582	$5,982
Accounts payable - related party	1,450	0

Total current liabilities	4,032	5,982

DEFERRED INCOME:	432,500	428,000

Total liabilities	436,532	433,982

STOCKHOLDERS' EQUITY / (DEFICIT):

Common Stock, $0.10 par value, authorized 10,000,000 shares; issued, 5,075,793 shares at 3/31/06 and 4,975,793 shares at 12/31/05.	507,579	497,579
Additional Paid-In Capital	4,206,972	4,144,472
	4,714,551	4,642,051

Less deficit accumulated	(4,909,081)	(4,899,727)

Total Stockholders deficit	(194,530)	(257,676)
Total liabilities and stockholders' equity / (deficit)	$242,002	$176,306

The accompanying notes are an integral part of these financial statements

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(Unaudited)	(Unaudited)
Revenue	$0	$0

Expenses
Consulting	0	1,125
Licenses and fees	0	0
Office and administration	195	0
Office services	150	150
Shareholder Relations	1,420	650
Transportation	1,382	0
Accounting	4,360	0
Legal	3,035	10,820
Total expenses	10,542	12,745

Loss from Operations	(10,542)	(12,745)

Other Income and (expense)

Interest and investment income	1,188	40
Total other income	1,188	$40

Loss before income taxes	(9,354)	(12,705)
Provision for income taxes	0	0

NET LOSS	($9,354)	($12,705)

Income (Loss) per share	$0.002	($0.003)
Weighted average common
shares outstanding	5,009,859	4,699,348

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid In Capital	Accumulated Deficit		Total
Balances, December 31, 2005	4,575,793	$497,579	$4,144,472	$(4,899,727	$(4,899,727	$(257,676)
Sale of common Stock	100,000	10,000	62,500			72,500
Net loss, three months Ended March 31, 2006					(9,354)	(9,354)

Balances, March 31, 2006	5,075,793	$507,579	$4,206,972		$(4,909,081)	$(194,530)

The accompanying notes are an integral part of these financial statements.

(The balance of this page has been intentionally left blank.)

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF CASH FLOWS
	Three Months Ended March 31, 2006	Three Months Ended March. 31, 2005
	(Unaudited)	(Unauditede)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	($9,354)	($12,705)

Adjustments to reconcile net loss to net cash
used in operating activities:

Changes in operating assets and liabilities:

(Increase) decrease in prepaid expenses	472	2,820
Increase (decrease) in accounts payable	(1,950)	(1,241)
Increase (decrease) in deferred income	4,500	4,500
Increase (decrease) in accrued expenses	0	0

Net cash used by operating activities	(6,332)	(6,626)

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in certificate of deposit	(183)	0
Unrealized gain (loss) on investments	(510)	0

Net cash used in investing activities	(693)	0

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of Common Stock	72,500	36,500

Net cash provided by financing activities	72,500	36,500

Net increase in cash	65,475	29,874

Cash and cash equivalents, beginning of period	143,522	54,665

Cash and cash equivalents, end of period	$208,997	$84,539

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	0	0
Interest paid	0	0

Non-Cash Investing and Financing Activities:
Common stock issued for services	0	0

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

NOTES TO INTERIM FINANCIAL STATEMENTS

Note 1 - Organization and Description of business

Independence Lead Mines Company (“the Company”) is a corporation organized under the laws of the State of Arizona on September 16,1929. The Company is the owner of fifteen patented and thirteen unpatented mining claims. In addition, the Company has ownership by quitclaim deed to all interest in lots 5 and 8, more particularly described as tax parcel numbers 48N05E-26-3715 and 48N05E-27-1815, which mineral rights were acquired through a 1997 BLM sliver land exchange, as recorded in the Shoshone County, Idaho, records as Instrument #377033. This claim group (the “property”) is situated Northwest of Hecla Mining Company’s Lucky Friday Mine in the Coeur d’Alene Mining District, Shoshone County Idaho. The Company’s property is part of the “DIA Area” which is currently being developed and mined by Hecla Mining Company. The Company has been in the exploration stage since its inception. The Company’s only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500. In March 2002, the Company notified Hecla Mining Company that it considered the DIA Lease terminated and as a result would no longer accept advance royalty payments. Subsequent to that notice, the Company began accepting advance royalty payments, pending the outcome of the dispute between the Company and Hecla Mining Company. A nine-day trial was held between the Company and Hecla Mining Company from March 22nd through April 1st of 2004. On July 19, 2004 the court ruled in favor of Hecla Mining Company and the Company appealed the court’s opinion to the Idaho Supreme Court. The Idaho Supreme Court ruled in favor of Hecla on April 24, 2006 and subsequently denied a motion for rehearing. The Company then filed a complaint against Hecla Mining Company on December 11, 2006 in the United States District Court for the District of Idaho. On January 5, 2007 the Company filed a Complaint for Rescission of Contract against Hecla Mining Company in the First Judicial District of the State of Idaho in and for the County of Shoshone, Idaho. A hearing was held on May 9, 2007 and the judge ruled in favor of Hecla. The Company subsequently filed a petition for the appeal to be heard in Federal Court, which was denied. The Company has since appealed the case to the Ninth Circuit Court of Appeals in San Francisco.

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

Certain balances from prior year financial statements have been reclassified to conform with the current year presentation. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006

Note 3 - Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting changes and Error Corrections.” This statement requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, “Accounting Changes,” which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. Management believes the adoption of this statement will not have an immediate material impact on the financial statements of the Company

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation,” which as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The entity must record a liability for a “condition” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management believes the adoption of this statement will not have an immediate material impact on the financial statements of the Company. .

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

Note 6 - Restatements

The Company has restated its financial statements to reflect a retroactive adjustment to write off the costs of previously impaired mining property of $2,945,407 and unrecovered exploration costs of $187,920. The adjustment resulted in an increase in the balance of accumulated deficit at March 31, 2006 and December 31, 2005 of $3,133,327 and corresponding reductions in mining property and unrecovered exploration costs at those dates. The Company has also restated the previously issued March 31, 2005 financial statements to reflect the adjustment of prepaid expenses and deposits which had overstated assets by $52,371. The adjustments resulted in an increase of previously reported first quarter 2005 net loss by $2,070. The Company has also restated March 31, 2006 financial statements to reflect the increase of unrealized gains on trading securities and the recognition of interest earned on a certificate of deposit ($693), the expense of previously recorded prepaid assets ($473) the recording of consulting fees incurred in a prior period ($500), and the addition of accounting fees not previously recorded ($4,369), resulting in an understatement of assets by $499. The adjustments resulted in an increase of previously reported first quarter net loss by $3,639.

Note 7 - Capital Stock

Preferred Stock

The Company has no preferred stock authorized.

Common stock:

In September 1997 the capitalization of the Company was increased from 4,000,000 shares to 5,000,000 shares of $1.00 par value common stock. In September 2005 the capitalization of the Company was increased from 5,000,000 shares of $1.00 par value common stock to 10,000,000 shares of $0.10 par value common stock. The common stock and additional paid-in capital accounts at December 31, 2004 have been re-stated to reflect the change in capitalization. In the three months ended March 31, 2006 the Company sold 100,000 shares of its common stock at an average price of $0.725 per share.

[The balance of this page has been intentionally left blank.]

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

Results of Operations for the Period Ended March 31, 2006.

Three months ended March 31, 2006 compared to the three months ended March 31, 2005:

During the three months ended March 31, 2006 the Company realized no income. General and administrative expenses remained constant at $10,542 for the three-month period ended March 31, 2006 as compared to $12,745 for the three-month period ended March 31, 2005. For the three months ended March 31, 2006, the Company experienced a loss of $9,354, or $0.002 per share, compared to $12,705, or $0.003 per share, during the comparable period in the previous year.

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

Cash Flows for the Three Months Ended March 31, 2006 were as follows:

During the three-month period ended March 31, 2006, the Company’s cash position increased by $65,475, due to the private placement sale of 100,000 shares of common stock at an average price of $0.725 per share, and the receipt of $4,500 in advance royalties. During this period, the Company used $6,842 in continuing operating activities.

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

ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Management has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(c) and 15d-15(c) as of March 31, 2006.

Based upon this evaluation, we determined that there was a material weakness affecting our internal control over financial reporting and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of March 31, 2006. The material weakness was identified as follows: The person responsible for the accounting and reporting for the Company did not in all cases apply generally accepted accounting principles in recording the Company’s financial transactions or preparing its financial statements.

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

Changes in Internal Control over Financial Reporting.

Except as noted above, there have been no changes during the three months ended March 31, 2006 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently in litigation with Hecla Mining Company over Hecla’s operation of the Lucky Friday Mine under the agreement covering the DIA Project. The Company has retained the Boise law firm of Marcus, Merrick, Christian and Hardee as its attorneys. As required by terms of the 1968 Lease Agreement with Hecla Mining Company, our Company gave notice of termination of that agreement in early March 2002. This agreement covered the DIA Project, which is Hecla's principle operation at the Lucky Friday mine near Mullan, Idaho. Both parties agreed to waive the arbitration requirement contained in the lease and agreed to a trial without a jury.

A nine-day trial was held between the Company and Hecla Mining Company from March 22nd through April 1st of 2004, and closing written arguments were submitted to the court by April 30, 2004. Further, the court required the parties to submit to the court a written rebuttal to the other party’s closing arguments by May 17, 2004. On July 19, 2004 the court ruled in favor of Hecla Mining Company and Independence appealed the court’s opinion to the Idaho Supreme Court. The Idaho Supreme Court ruled in favor of Hecla on April 24, 2006 and subsequently denied a motion for rehearing.

The Company then filed a complaint against Hecla Mining Company on December 11, 2006 in the United States District Court for the District of Idaho. On January 5, 2007 the Company filed a Complaint for Rescission of Contract against Hecla Mining Company in the First Judicial District of the State of Idaho in and for the County of Shoshone, Idaho. A hearing was held on May 9, 2007 and the judge ruled in favor of Hecla. The Company subsequently filed a petition for the appeal to be heard in federal Court, which was denied. The Company has since appealed the case to the Ninth Circuit Court of Appeals in San Francisco.

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
Date: December 19, 2007

By:	/s/ Wayne L. Schoonmaker
Wayne L. Schoonmaker, its
Principal Accounting Officer
Date: December 19, 2007