Form 10QSB/A
period 2006-06-30
INDEPENDENCE LEAD MINES CO
filed 2008-02-19
CIK 50073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 001-000316

INDEPENDENCE LEAD MINES COMPANY
(Exact name of registrant as specified in its charter)

Arizona	82-0131980
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

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
ON FORM 10-QSBA FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2006

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

INDEPENDENCE LEAD MINES COMPANY

INDEPENDENCE LEAD MINES COMPANY
BALANCE SHEETS
June 30, 2006 and December 31, 2005

	June 30	December 31
	2006	2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$208,199	$143,522
Certificate of deposit	30,372	30,000
Royalties receivable	3,000	1,500
Prepaid expenses	0	472
Investments	1,050	812
Total Current Assets	242,621	176,306

Total Assets	$242,621	$176,306

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable - trade	$5,794	$5,982
Accounts payable - related party	150	-
Total Current Liabilities	5,944	5,982

DEFERRED INCOME	437,000	428,000

Total Liabilities	442,944	433,982

STOCKHOLDERS' EQUITY
Common stock, $0.10 par value; 10,000,000 shares authorized,
5,075,793 and 4,975,793 shares issued and outstanding, respectively	507,579	497,579
Additional paid-in capital	4,206,972	4,144,472
	4,714,551	4,642,051
Less accumulated deficit	(4,914,874)	(4,899,727)
Total Stockholders' Deficit	(200,323)	(257,676)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$242,621	$176,306

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting	813	4,063	813	5,187
Accounting			4,360	-
Taxes and fees	74	104	74	104
Office expenses	-	94	195	94
Office services	150	150	300	300
Shareholder and public relations	272	443	1,692	1,093
Transportation and travel	137	1,459	1,519	1,459
Legal	5,192	23,240	8,227	34,061
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	6,638	29,553	17,180	42,298

LOSS FROM OPERATIONS	(6,638)	(29,553)	(17,180)	(42,298)

OTHER INCOME (EXPENSES)
Interest and investment income	845	20	2,033	61
Interest and financing expense	-	-		-
TOTAL OTHER INCOME	845	20	2,033	61

LOSS BEFORE INCOME TAXES	(5,793)	(29,533)	(15,147)	(42,236)

INCOME TAXES	-	-	-	-
NET LOSS	$(5,793)	$(29,533)	(15,147)	$(42,236)

(LOSS) PER SHARE	$(0.001)	$0.006	$(0.003)	$(0.009)

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	5,075,793	4,823,156	5,043,375	4,761,594

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Number		Additional
	of		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2005	4,975,793	$497,579	$4,144,472	$(4,899,727)	$(257,676)

Sale of common stock	100,000	10,000	62,500	-	72,500

Net loss, six months Ended June 30, 2006	-	-	-	(15,147)	15,147)
Balances, June 30, 2006	5,075,793	$507,579	$4,206,972	$(4,914,874)	$(200,323)

The accompanying notes are an integral part of these financial statements.

(The balance of this page has been intentionally left blank.)

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,	June 30
	2006	2005
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,147)	$(42,236)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation		-

Changes in operating assets and liabilities:

(Increase) decrease in prepaid expenses	472	5,060
(Increase) decrease in royalties receivable	(1,500)	-
Increase (decrease) in accounts payable	(38)	1,505
Increase (decrease) in deferred income	9,000	9,000
Net cash used in operating activities	(7,213)	(26,671)

Investing activities:

Income from certificate of deposit	(372)
Unrealized gain (loss) on investments	(238)	-

Net cash used in investing activities	(610)	-

Financing activities:

Proceeds from sale of common stock	72,500	80,500

Net cash provided by financing activities	72,500	80,500

Net increase (decrease) in cash and cash equivalents	64,677	53,829

Cash and cash equivalents, beginning of period	143,522	54,665
Cash and cash equivalents end of period	$208,199	$108,494

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Noncash expenses	$-	$-

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY
NOTES TO INTERIM FINANCIAL STATEMENTS

Note 1 - Organization and Description of business

Independence Lead Mines Company (“the Company”) is a corporation organized under the laws of the State of Arizona on September 16, 1929. The Company is the owner of fifteen patented and thirteen unpatented mining claims. In addition, the Company has ownership by quitclaim deed to all interest in lots 5 and 8, more particularly described as tax parcel numbers 48N05E-26-3715 and 48N0E-27-1815, which mineral rights were acquired through a 1997 BLM sliver land exchange, as recorded in the Shoshone County, Idaho, records as Instrument #377033. This claim group (the “property”) is situated Northwest of Hecla Mining Company’s Lucky Friday Mine in the Coeur d’Alene Mining District, Shoshone County Idaho. The Company’s property is part of the “DIA Area” which is currently being developed and mined by Hecla Mining Company. The Company has been in the exploration stage since its inception. The Company’s only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500. In March 2002, the Company notified Hecla Mining Company that it considered the DIA Lease terminated and as a result would no longer accept advance royalty payments. Subsequent to that notice, the Company began accepting advance royalty payments, pending the outcome of the dispute between the Company and Hecla Mining Company. On July 19, 2004 the court ruled in favor of Hecla Mining Company and the Company appealed the court’s opinion to the Idaho Supreme Court. The Idaho Supreme Court ruled in favor of Hecla on April 24, 2006 and subsequently denied a motion for rehearing. The Company then filed a complaint against Hecla Mining Company on December 11, 2006 in the United States District Court for the District of Idaho. On January 5, 2007 the Company filed a Complaint for Rescission of Contract against Hecla Mining Company in the First Judicial District of the State of Idaho in and for the County of Shoshone, Idaho. A hearing was held on May 9, 2007 and the judge ruled in favor of Hecla. The Company subsequently filed a petition for the appeal to be heard in Federal Court, which was denied. The Company has since appealed the case to the Ninth Circuit Court of Appeals in San Francisco.

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

Certain balances from prior year financial statements have been reclassified to conform with the current year presentation. .Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Note 4 - Marketable Securities

The Company’s investments in equity securities are intended to be held for a short period and are classified as trading securities. These securities are recorded at fair value as current assets on the balance sheet under the caption of Investments. The Company’s investments consist of capital stock of other companies in the mining industry.

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

Note 6 - Restatements

The Company has restated its financial statements to reflect a retroactive adjustment to write off the costs of previously impaired mining property of $2,945,407 and unrecovered exploration costs of $187,920. The adjustment resulted in an increase in the balance of accumulated deficit at June 30, 2006 and December 31, 2005 of $3,133,327 and corresponding reductions in the mining property and unrecovered exploration cost accounts at those dates. The Company has also restated the previously issued June 30, 2005 statements to reflect the adjustment of prepaid expenses and deposits which had overstated assets by $52,371. The adjustments resulted in an increase of previously reported second quarter 2005 net loss by $2,241. The Company has also restated June 30, 2006 financial statements to reflect the adjustment of expenses which had understated assets by $6,034 and had understated liabilities by $5,617. The adjustments resulted in an increase of previously reported second quarter net loss by $81.

Note 7 - Capital Stock

Preferred Stock

The Company has no preferred stock authorized.

Common stock:

In September 1997 the capitalization of the Company was increased from 4,000,000 shares to 5,000,000 shares of $1.00 par value common stock. In September 2005 the capitalization of the Company was increased from 5,000,000 shares of $1.00 par value common stock to 10,000,000 shares of $0.10 par value common stock. The common stock and additional paid-in capital accounts at December 31, 2004 have been re-stated to reflect the change in capitalization. In the six months ended June 30, 2006 the Company sold 100,000 shares of its common stock at an average price of $0.725 per share. There were no stock sales in the second quarter of 2006.

(The balance of this page has been intentionally left blank.)

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

Overview

The Company is the owner of fifteen patented and thirteen unpatented mining claims. In addition, the Company has ownership by quitclaim deed to all interest in lots 5 and 8, more particularly described as tax parcel numbers 48N05E-26-3715 and 48N05E-27-1815, which mineral rights were acquired through a 1997 BLM sliver land exchange, as recorded in the Shoshone County, Idaho records as Instrument #377033. This claim group (“the property”) is situated Northwest of Hecla Mining Company’s Lucky Friday Mine in the Coeur d’Alene Mining District, Shoshone County Idaho. Adjacent is the community of Mullan and U.S. Interstate Highway 90.

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

Results of Operations for the Period Ended June 30, 2006.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005:

During the six months ended June 30, 2006 the Company realized no income. General and administrative expenses decreased to $17,180 for the six-month period ended June 30, 2006 as compared to $42,298 for the six-month period ended June 30, 2005. The decrease was primarily due to a decrease in legal expenses pertaining to the litigation with Hecla Mining Company. For the six months ended June 30, 2006, the Company experienced a loss of $15,147, or $0.003 per share, compared to $42,236, or $0.009 per share, during the comparable period in the previous year.

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

Cash Flows for the Six Months Ended June 30, 2006 were as follows:

During the six-month period ended June 30, 2006, the Company’s cash position increased by $64,677, due to the private placement sale of 100,000 shares of common stock at an average price of $0.725 per share, and the receipt of $9,000 in advance royalties. During this period, the Company used $7,213 in continuing operating activities.

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

ITEM 3. Controls and Procedures

Evaluation of Disclosure Controlss.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Management has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(c) and 15d-15(c) as of June 30, 2006.

Based upon this evaluation, we determined that there was a material weakness affecting our internal control over financial reporting and,, as a result of those weaknesses, our disclosure controls and procedures were not effective as of June 30, 2006. The material weakness was identified as follows: The person responsible for the accounting and reporting for the Company did not in all cases apply generally accepted accounting principles in recording the Company’s financial transactions or preparing its financial statements.

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

Changes in Internal Control over Financial Reporting.

Except as noted above, there have been no changes during the six months ended June 30, 2006 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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
President Date: December 27, 2007

By:	/s/ Wayne L. Schoonmaker
Wayne L. Schoonmaker, its
Principal Accounting Officer Date: December 27, 2007