Form 10QSB/A
period 2007-03-31
INDEPENDENCE LEAD MINES CO
filed 2008-03-19
CIK 50073

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
ENDED MARCH 31, 2007

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

INDEPENDENCE LEAD MINES COMPANY

INDEPENDENCE LEAD MINES COMPANY
BALANCE SHEETS
March 31, 2007 and December 31, 2006

	March 31	December 31
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$193,414	$148,046
Certificate of Deposit	71,767	40,129
Royalties receivable	1,500	1,500
Marketable securities	1,813	1,532
Total Current Assets	268,494	191,207

TOTAL ASSETS	$268,494	$191,207

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,277	$3,748
Accounts payable – related parties	23,190	-
Total Current Liabilities	26,467	3,748

DEFERRED INCOME	450,500	446,000

TOTAL LIABILITIES	476,967	449,748

STOCKHOLDERS' EQUITY
Common stock, $0.10 par value; 10,000,000 shares authorized,5,075,793 shares issued and outstanding	507,579	507,579
Stock subscriptions	270,000	-
Less – subscriptions receivable	(75,000)	-
Additional paid-in capital	4,206,972	4,206,972
	4,909,551	4,714,551
Less deficit accumulated	(5,118,024)	(4,973,092)
Total Stockholders' Equity (Deficit)	(208,473)	(258,541)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$268,494	$191,207

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(unaudited)	(unaudited)
REVENUE	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting	-	-
Directors fees	142,080	-
Office and administration	227	195
Office services	150	150
Shareholder Relations	1,214	1,420
Transportation	870	1,382
Accounting	-	4,360
Legal	1,871	3,035
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	146,412	10,542

LOSS FROM OPERATIONS	(146,412)	(10,542)

OTHER INCOME (EXPENSES)
Interest and investment income	1,199	678
Unrealized gain on investments	281	510
TOTAL OTHER INCOME	1,480	1,188

INCOME (LOSS) BEFORE INCOME TAXES	(144,932)	(9,354)

INCOME TAXES	-	-

NET LOSS	$(144,932)	$(9,354)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.029)	$(0.002)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,020,015	5,000,793

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Number		Additional
	of		Paid in	Stock	Accumulated
	Shares	Amount	Capital	Subscriptions	Deficit	Total

Balances, December 31, 2005	4,975,793	$497,579	$4,144,472	-	$(4,899,727)	$(257,676)
Sale of common stock	100,000	10,000	62,500	-	-	72,500

Net loss for year ended December 31, 2006	-	-	-	-	(73,365)	(73,365)
Balances, December 31, 2006	5,075,793	$507,579	$4,206,972	-	$(4,973,092)	$(258,541)

Stock subscriptions for purchase of common stock	-	-	-	$195,000	-	195,000

Net loss for three Months ended March 31, 2007	-	-	-	-	(144,932)	(144,932)
Balances, March 31, 2007	5,075,793	$507,579	$4,206,972	$195,000	$(5,118,024)	$(208,473)

The accompanying notes are an integral part of these financial statements.

(The balance of this page has been intentionally left blank.)

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF CASH FLOW

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(144,932)	$(9,354)
Adjustments to reconcile net loss to net cash used by operating activities:
Interest accrued on certificates of deposit	(572)	-

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	-	472
Increase (decrease) in accounts payable	22,719	(1,950)
Increase (decrease) in deferred income	4,500	4,500
Unrealized (gain) on investments	(281)	(510)

Net cash used in operating activities	(118,566)	(6,842)

Investing activities:
Purchase of certificate of deposit	(31,066)	-
Decrease in certificate of deposit	-	(183)

Net cash used in investing activities	(31,066)	(183)

Financing activities:
Stock subscriptions prepaid	195,000	-
Proceeds from sale of common stock	-	72,500

Net cash provided by financing activities	195,000	72,500

Net increase (decrease) in cash and cash equivalents	45,368	65,475

Cash and cash equivalents, beginning of period	148,046	143,522
Cash and cash equivalents end of period	$193,414	$208,997

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Noncash expenses	$-	$-

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY
NOTES TO INTERIM FINANCIAL STATEMENTS

Note 1 - Organization and Description of business

Independence Lead Mines Company (“the Company”) is a corporation organized under the laws of the State of Arizona on September 16,1929. The Company is the owner of fifteen patented and thirteen unpatented mining claims. In addition, the Company has ownership by quitclaim deed to all interest in lots 5 and 8, more particularly described as tax parcel numbers 48NO5E-26-3715 and 48NO5E-27-1815, which mineral rights were acquired through a 1997 BLM sliver land exchange, as recorded in the Shoshone County, Idaho, records as Instrument #377033. This claim group (the “property”) is situated Northwest of Hecla Mining Company’s Lucky Friday Mine in the Coeur d’Alene Mining District, Shoshone County Idaho. The Company’s property is part of the “DIA Area” which is currently being developed and mined by Hecla Mining Company. The Company has been in the exploration stage since its inception. The Company’s only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500. In March 2002, the Company notified Hecla Mining Company that it considered the DIA Lease terminated and as a result would no longer accept advance royalty payments. Subsequent to that notice, the Company began accepting advance royalty payments, pending the outcome of the dispute between the Company and Hecla Mining Company. On July 19, 2004 the court ruled in favor of Hecla Mining Company. Subsequently, the Company appealed the court’s decision to the Idaho Supreme Court, and on April 24, 2006 the Court ruled against Independence. On May 26, 2006 the Company requested that the Court grant rehearing of the case, which was subsequently denied. The Company is currently considering further options.

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

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007, which did not have an impact on its financial reporting,.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets-an Amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006 with early adoption permitted as of the beginning of an entity’s fiscal year. The adoption of this statement on January 1, 2007, had no impact on the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction of the passive derivative instruments that a qualifying special-purpose entity (“SFE) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously6 prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The adoption of this statement on January 1, 2007 had no impact on the Company’s financial condition or results of operations.

Note 4 – Marketable Securities

The Company’s investments in equity securities are intended to be held for a short period and are classified as trading securities. These securities are recorded at fair value as current assets on the balance sheet under the caption of marketable securities. The Company’s marketable securities consist of capital stock of other companies in the mining industry.

Note 5 – Mineral Properties

The Company is the owner of fifteen patented and thirteen unpatented mining claims. In addition, the Company has ownership by quitclaim deed to all interest in lots 5 and 8, more particularly described as tax parcel numbers 48NO5-E26-3715 and 48NO5E-27-1815, which mineral rights were acquired through a 1997 BLM sliver land exchange, as recorded in the Shoshone County, Idaho, records as Instrument #377033. This claim group (“the property”) is situated Northwest of Hecla Mining Company’s Lucky Friday Mine in the Coeur d’Alene Mining District, Shoshone County, Idaho. Adjacent are the community of Mullan and U.S. Interstate Highway 90.

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

Common stock:

On March 28, 2007 the Company announced that a forward stock split of one additional share of common stock for each ten shares of common stock held. The stock split is effective July 11, 2007, and there is no record date. Our transfer agent, OTC Stock Transfer, Inc., 231 East 2100 South, Salt Lake City, Utah 84115 will issue new stock certificates upo0n surrender of the old certificates.

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

Overview

The Company is the owner of fifteen patented and thirteen unpatented mining claims. In addition, the Company has ownership by quitclaim deed to all interest in lots 5 and 8, more particularly described as tax parcel numbers 48NO5E-26-3715 and 48NO5E-27-1815, which mineral rights were acquired through a 1997 BLM sliver land exchange, as recorded in the Shoshone County, Idaho, records as Instrument #377033. This claim group (“the property”) is situated Northwest of Hecla Mining Company’s Lucky Friday Mine in the Coeur d’Alene Mining District, Shoshone County Idaho. Adjacent is the community of Mullan and U.S. Interstate Highway 90.

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

Results of Operations for the Period Ended March 31, 2007.

Three months ended March 31, 2007 compared to the three months ended March 31, 2006:

During the three months ended March 31, 2007 the Company realized no income. General and administrative expenses increased to $146,412 for the three-month period ended March 31, 2007 as compared to $10,542 for the three-month period ended March 31, 2006. The increase was primarily due to payment of retroactive directors’ fees of $142,080. For the three months ended March 31, 2007, the Company experienced a loss of $144,932, or $0.029 per share, compared to $9,354, or $0.002 per share, during the comparable period in the previous year.

Liquidity and Capital Resources.

The Company financed its obligations during the three months ended March 31, 2007 from cash on hand. During this period the Company’s cash position increased by$45,368, primarily from the pre-payment of $195,000 from the private placement sale of the Company’s common stock. During the three months ended March 31, 2007 the Company used $118,566 in operating activities, principally in connection with the payment of legal fees and directors’ fees. The Company’s only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500. The Company has incurred operating losses since inception; these factors indicate doubt as to the ability of the company to continue business as a going concern. The financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern. In order to maintain operations, the Company will have to raise additional capital through loans or through the sale of securities. If the Company is unable to raise additional capital, it may have to cease operations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently in litigation with Hecla Mining Company over Hecla’s operation of the Lucky Friday Mine under the agreement covering the DIA Project. The Company has retained the Boise law firm of Marcus, Merrick, Christian and Hardee as it’s attorneys. As required by terms of the 1968 Lease Agreement with Hecla Mining Company, our Company gave notice of termination of that agreement in early March 2002. This agreement covered the DIA Project, which is Hecla's principle operation at the Lucky Friday mine near Mullan, Idaho. Both parties agreed to waive the arbitration requirement contained in the lease and agreed to a trial without a jury

A nine-day trial was held from March 22nd through April 1st of 2004, and closing written arguments were submitted to the court by April 30, 2004. Further, the court required the parties to submit to the court a written rebuttal to the other party’s closing arguments by May 17, 2004. On July 19, 2004 the court ruled in favor of Hecla Mining Company and on April 24, 2006 the Idaho Supreme Court upheld the First District Court decision. In reaction to that decision Independence requested the Court grant rehearing of this matter on the 26th of May 2006, which was subsequently denied.

The Company then filed a complaint against Hecla Mining Company on Decdember 11, 2006 in the United States District Court for the District of Idaho. On January 5, 2007 the Company filed a Complaint for Rescission of Contract against Hecla Mining Company in the First Judicial District of the State of Idaho in and for the County of Shoshone. A hearing was held on May 9, 2007 and the judge ruled in favor of Hecla. The Company subsequently filed a petition for the appeal to be heard in federal court, which was denied. The Company has now appealed the case to the Ninth Circuit Court of Appeals in San Francisco

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

(The balance of this page has been intentionally left blank)

INDEPENDENCE LEAD MINES COMPANY

SIGNATURES

In accordance with Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

INDEPENDENCE LEAD MINES COMPANY

By:	/s/ Bernard C. Lannen
Bernard C. Lannen, its
President
Date: March 18, 2008

By:	/s/ Wayne L. Schoonmaker
Wayne L. Schoonmaker, its
Principal Accounting Officer
Date: March 18, 2008

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