Form 10QSB/A
period 2007-06-30
INDEPENDENCE LEAD MINES CO
filed 2008-03-20
CIK 50073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 5,255,793 shares of the issuer’s common stock, par value $0.10, outstanding as of August 7, 2007.

Transitional Small Business Disclosure format (check one): Yes ☐ No ☒

INDEPENDENCE LEAD MINES COMPANY QUARTERLY REPORT
ON FORM 10-QSB/A FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2007

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

INDEPENDENCE LEAD MINES COMPANY

INDEPENDENCE LEAD MINES COMPANY
BALANCE SHEETS
June 30, 2007 and December 31, 2006

	June 30 2007 (unaudited)	December 31 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$227,111	$148,046
Certificate of Deposit	31,591	40,129

Royalties receivable	1,500	1,500
Prepaid Expenses	500	-
Marketable securities	1,108	1,532
Total Current Assets	263,010	191,207
TOTAL ASSETS	$263,010	$191,207

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$417	$3,748
Accounts payable - related parties	7,680	-
Total Current Liabilities	8,097	3,748
DEFERRED INCOME	455,000	446,000

TOTAL LIABILITIES	463,097	449,748

STOCKHOLDERS' EQUITY
Common stock, $0.10 par value; 10,000,000 shares authorized, Shares issued and outstanding: 5,255,793 shares at June 30, 2007; 5,075,793 shares at December 31, 2006	525,579	507,579
Additional paid-in capital	4,458,972	4,206,972
	4,984,551	4,714,551
Less deficit accumulated	(5,184,638)	(4,973,092)
Total Stockholders' Equity	(200,087)	(258,541)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$263,010	$191,207

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2007 (unaudited)	June 30, 2006 (unaudited)	June 30, 2007 (unaudited)	June 30, 2006 (unaudited)
REVENUES	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting	7,800	813	7,800	813
Accounting	7,560	-	7,560	4,360
Directors fees	-	-	142,080	-
Licenses and fees	134	74	134	74
Office and administration	91	-	318	195
Office services	150	150	300	300
Shareholder Relations	537	272	1,751	1,692
Transportation	-	137	870	1,519
Legal	52,051	5,192	53,922	8,227
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	68,323	6,638	214,735	17,180

LOSS FROM OPERATIONS	(68,323)	(6,638)	(214,735)	(17,180)

OTHER INCOME (EXPENSES)
Interest and investment income	1,684	845	3,013	2,033
Unrealized gain (loss) on investments	(105)	-	176	-
TOTAL OTHER INCOME	1,579	845	3,189	2,033

INCOME (LOSS) BEFORE INCOME TAXES	(66,744)	(5,793)	(211,546)	(15,147)

INCOME TAXES	-	-	-	-
NET LOSS	$(66,744)	$(5,793)	$(211,546)	$(15,147)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.013)	$(0.001)	$(0.041)	$(0.003)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,208,320	5,075,793	5,144,827	5,043,375

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY6

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Staock
	Number of Shares	Amount	Additional Paid in Capital	Stock Subscriptions	Accumulated Deficit	Total
Balances, December 31, 2005	4,975,793	$497,579	$4,144,472	-	$(4,899,727)	(257,676)
Sale of common stock	100,000	10,000	62,500	-	-	72,500
Net loss for year ended December 31, 2006	-	-	-	-	(73,365)	(73,365)
Balances, December 31, 2006	5,075,793	$507,579	$4,206,972	-	$(4,973,092)	$(258,541)
Stock subscriptions for purchase of common stock	-	-	-	$195,000	-	195,000
Sale of common stock	180,000	18,000	252,000	(195,000)	-	75,000
Net loss for six months ended June 30, 2007	-	-	-	-	(211,546)	(211,546)
Balances, June 30, 2007	5,255,793	$525,579	$4,458,972	-	$(5,184,638)	$(200,087)

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

STATEMENTS OF CASH FLOW

	Six Months Ended
	June 30, 2007 (unaudited)	June 30, 2006 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(211,546)	$(15,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest accrued on certificates of deposit	(1,317)	(372)
Unrealized (gain) loss on investments	(176)	(238)

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(500)	472
(Increase) decrease in royalties receivable	-	(1,500)
Increase (decrease) in accounts payable	4,349	(38)
Increase (decrease) in deferred income	9,000	9,000
Net cash used in operating activities	(200,190)	(7,828)

Investing activities:
Purchase of certificate of deposit	(31,066)	-
Redemption of certificate of deposit	40,921	-

Net cash provided from investing activities	9,855	-

Financing activities:

Proceeds from sale of common stock	270,000	72,500
Net cash provided by financing activities	270,000	72,500

Net increase (decrease) in cash and cash equivalents	79,665	64,677

Cash and cash equivalents, beginning of period	148,046	143,522
Cash and cash equivalents end of period	$227,711	$208,199

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Noncash expenses	$-	$-

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

Note 3 - Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (hereinafter SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded positions of a defined benefit post-retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

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

Results of Operations for the Period Ended June 30, 2007.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006:

During the six months ended June 30, 2007 the Company realized no income. General and administrative expenses increased to $214,735 for the six-month period ended June 30, 2007 as compared to $17,180 for the six-month period ended June 30, 2006. The increase was primarily due to payment of retroactive directors’ fees of $142,080 and legal fees of $53,922. For the six months ended June 30, 2007, the Company experienced a loss of $211,546, or $0.041 per share, compared to a loss of $15,147, or $0.003 per share, during the comparable period in the previous year.

Liquidity and Capital Resources.

The Company financed its obligations during the six months ended June 30, 2007 from cash on hand and the sales in private placement of 180,000 shares of the Company’s common stock at an average price of $1.50 per share. During this period the Company’s cash position increased by $79,665. During the six months ended June 30, 2007 the Company used $200,190 in operating activities, principally in connection with the payment of legal fees and directors’ fees. The Company’s only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500. The Company has incurred operating losses since inception and has an accumulated deficit of $5,184,638. These factors indicate doubt as to the ability of the company to continue business as a going concern. The financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern. In order to maintain operations, the Company will have to raise additional capital through loans or through the sale of securities. If the Company is unable to raise additional capital, it may have to cease operations.

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

The Company then filed a complaint against Hecla Mining Company on December 11, 2006 in the United States District Court for the District of Idaho. On January 5, 2007 the Company filed a Complaint for Rescission of Contract against Hecdla Mining Company in the First Judicial District of the State of Idaho in and for the County of Shoshone. A hearing was held on May 9, 2007 and the judge ruled in favor of Hecla. The Company subsequently filed a petition for the appeal to be heard in federal court, which was denied. The Company has now appealed the cdase to the Ninth Circuit Court of Appeals in San Frandcisco.

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