Form 10KSB
period 2007-12-31
INDEPENDENCE LEAD MINES CO
filed 2008-03-26
CIK 50073

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ________ to ____________

Commission file number 1-316

INDEPENDENCE LEAD MINES COMPANY
(Name of small business issuer in its charter)

ARIZONA	82-0131980
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation)

P O BOX 717
WALLACE, IDAHO 83873
(Address of principal executive offices)

Issuer’s telephone number: (208) 753-2525

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock,
Par Value $0.10 per Share
Title of each class

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year. None

As of February 29, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was $55,786,707.

The number of shares of common stock outstanding as of February 25, 2008 was 5,780,737.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Documents Incorporated by Reference: Form 8-K, as filed February 13, 2008 and February 21, 2008, and as amended March 12, 2008. See also index to exhibits, page 17.

PART I

Except for historical financial information contained herein, the matters discussed in this Form 10-KSB may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding our intent, belief, or current expectations and those of our management. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties and other factors, some of which are beyond our control; actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to: (i) that the information is of a preliminary nature and may be subject to further adjustment; (ii) those risks and uncertainties identified under “Risk Factors;” and (iii) the other risks detailed from time-to-time in our reports and registration statements filed with the Securities and Exchange Commission, or SEC. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business

Independence Lead Mines Company (the “Company”, “We” or “Our”)) is a corporation organized under the laws of the State of Arizona on September 16, 1929. We are the owner of fifteen patented and thirteen unpatented mining claims. In addition, we possess a quitclaim deed to all interest in lots 5 and 8, more particularly described as tax parcel numbers 48N05E26-3715 and 48N05E-27-1815, which mineral rights were acquired through a 1997 BLM sliver land exchange, as recorded in the Shoshone County, Idaho, records as Instrument #377033. This claim group (the “property”) is situated Northwest of Hecla Mining Company’s Lucky Friday Mine in the Coeur d’Alene Mining District, Shoshone County Idaho. Adjacent is the community of Mullan and U.S. Interstate Highway 90.

Company Operations

Pursuant to the terms of an agreement dated February 8, 1968, among Hecla Mining Company (“Hecla”), Day Mines, Inc. (“Day”), Abot Mining Company (“Abot”) and the Company (the “Unitization Agreement”), the Eastern portion of our Property (approximately five-eighths of the total area of the Property) was unitized with certain adjoining and near-by properties owned by the Day and Abot into a unitized area, consisting of 55 claims, (known as the “DIA Area”). Under the terms of the Unitization Agreement, ores and minerals in place are owned by the parties thereto in the following percentages:

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

Hecla, as the lessee, will retain the remaining sixty percent (60%) of any net profits realized. Under the terms of the Unitization Agreement, one-half of the first net profit/royalties received by us is to be paid over to Day (now Hecla) until Day recovers the sum of $450,000. The relationship of the parties to the agreement may, under certain circumstances, be converted to a joint venture at the option of the property owners, where after the property owners would become participating, non-operating working interest owners who would share profits and expenses in connection with the DIA Area in the same ratio as exists pursuant to lease arrangement with Hecla described above.

Until Hecla commences to pay net profit royalties and during such period as the Lease Agreement is in effect, Hecla is obligated to pay an advance royalty to us of $750 per month subject to increase to $1,500 when production for the DIA Area exceeds 2,000 tons per month.

Pursuant to the terms of the February 8, 1968, agreements, Hecla will be obligated to pay a royalty of 18.52 percent of defined net profits after Hecla has recouped its costs to explore and develop this property from the new discovery to us.

We have no patents, licenses, franchises or concessions, which are considered by the Company to be of importance. The business is not of a seasonal nature. Since the potential products are traded in the open market, we have no control over the competitive conditions in the industry. There is no backlog of orders.

There are numerous Federal and State laws and regulation related to environmental protection, which have direct application to mining and milling activities. The more significant of these laws deal with mined land reclamation and wastewater discharge from mines and milling operations. We do not believe that these laws and regulations as presently enacted will have a direct material adverse effect on its operations.

The western portion of our property is not under the DIA Area agreement. West Independence, as it is called, consists of 10 patented mining claims of which four (4) claims are partly included in the DIA Area agreement. Patented acres owned are listed below.

West Independence Acres	81.362
East Independence Acres	91.808
Total Acres	173.170

Since June 30, 1999, we have experienced substantial differences with the Lessee. In January 1997 Hecla chose to go forward with the DIA Projects Phase III and by June 1, 1998 the Project reached full production. In the first year of full production the Project lost $785,000 after mining and milling 257,605 tons. Independence requested Hecla to stop mining to prevent loss of the resource. Hecla’s management has refused all requests to act with prudence, and continues to mine at this writing. Since Hecla chose to go forward with Phase III, through the end of 2004 there have been approximately 1,428,000 tons mined and milled and all development costs have been lost. Request for prudence over the years have failed. During 2003 Hecla mined and milled 151,991 tons containing 15.76 oz. silver per ton, 9.05% lead, and 2.18% zinc, and during 2004 164,624 tons were mined and milled assaying 13.17 oz. silver per ton, 7.78% lead, and 2.36% zinc. For the year 2003 the Project lost $723,147 and for the year 2004 the Project lost $3,000,605. The DIA Project total cost at December 31, 2004 was $36,353,259, and as of December 2005 Hecla has reported mining and milling 1,723,510 tons over the life of the DIA Project. Total un-recouped project costs reached a new high of $43,279,805. We believe the record indicates the DIA Project was not viable to undertake with the mining method chosen and the existing economic conditions, and did not justify the start-up of a large mining operation on the Lessor’s property.

As of December 31, 2006 total un-recouped DIA Project Costs were $30,617,542. This represents a reduction of $12,577,900 for the year. There were 276,393 tons mined/milled during 2006; these tons had an average mill feed assay of 11.34 oz. per ton silver, 6.57% lead, and 3.34% zinc..

For the year ending December 31, 2007 total un-recouped DIA Project costs were $14,728,656. This is a reduction for the year of $15,888,886. A total of 323,659 tons were mined/milled during 2007; these tons had an average mill feed assay of 10.27 oz. per ton silver, 6.12% lead, and 3.16% zinc.

Asset Purchase Agreement

On February 12, 2008, the Company, Hecla Mining Company and Hecla Merger Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”). Under the terms of the Asset Purchase Agreement, Hecla Merger Company will acquire substantially all of the Company’s assets in exchange for Hecla Mining Company’s common stock. The transaction is currently expected to close late in the first quarter or in the second quarter of 2008 and is subject to shareholder approval, closing conditions described in the Asset Purchase Agreement, and applicable regulatory approvals. The properties to be exchanged consist of all of the mining claims of the Company, the contracts for the DIA area, Independence’s website, Independence name and its subsidiary’s name, and various mining stocks.

Subsidiary Company

On July 6, 2007, we formed a wholly-owned subsidiary Company named Independence Resources, Inc. in the State of Nevada.

Risk Factors

Our business, operations, and financial condition are subject to various risks. We urge you to consider the following risk factors in addition to the other information contained in, or incorporated by reference into, this Annual Report on Form 10-KSB.

We are dependent on closing the Asset Purchase Agreement with Hecla Mining Company and Hecla Merger Company to avoid bankruptcy

On February 12, 2008, we entered into a purchase agreement with Hecla Mining Company whereby Hecla will acquire substantially all of our assets in exchange for 6,936,884 shares of Hecla’s common stock. The Hecla shares will then be distributed to our shareholders on the basis of 1.2 shares of Hecla stock for every share of Independence stock held, after which the Company will go out of existence. We are currently in litigation with Hecla Mining Company over Hecla’s operation of the Lucky Friday Mine under the agreement covering the DIA Project . Hecla holds various judgments against us. If the Asset Purchase Agreement is not completed Hecla will have the ability to force us into bankruptcy or seize our assets to satisfy their judgments. There is also a termination fee of $1.25 million together with Hecla’s costs that we might have to pay if the Asset Purchase Agreement is not completed under certain circumstances. If the Asset Purchase is not closed, then our shareholders face the possibility of loss of their investment.

We have very limited income and resources and we expect losses to continue for at least the next three years.

Our only continuing source of funds is an advance royalty of $1,500 per month received from Hecla Mining Company, which may not be sufficient to sustain our operations. Any additional funds required would have to come from the issuance of debt or the sale of our common stock. There is no guarantee that funds would be available from either source. If we are unsuccessful in raising additional funds, we may be forced to go out of existence.

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability. Independent auditors have expressed substantial uncertainties for our continuation as a going concern

We have incurred net losses each year since 2004, including net losses of approximately $311,534 for the year ended December 31, 2007; $73,365 for the year ended December 31, 2006; $85,356 for the year ended December 31, 2005; and $265,831 for the year ended December 31,2004. As of December 31, 2007, we had an accumulated deficit of  $(7,123,925) The time required to reach profitability is highly uncertain. We may not achieve profitability on a sustained basis, if at all.

Our financial statements for the year ended December 31, 2007, were audited by our independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern and that we have incurred operating losses since inception that raise substantial doubt about our ability to continue as a going concern.

We believe that there is substantial doubt about our ability to continue as a going concern due to our total accumulated deficit of $7,123,925 as of December 31, 2007. Net losses may continue for at least the next several years. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. The cost of insurance coverage and regulatory compliance continues to escalate with little near term relief expected. Under the new regulatory requirement, we will need to generate revenues of at least $100,000 per year based upon current gross margin and operating expenses to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain profitability.

We will need additional funds in the future, which may not be available to us. If we do not secure additional financing, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures.

We require substantial working capital to fund our business.  We need at least $8,000 in funds per month to operate. We have had significant operating losses and negative cash flow from operations. Additional financing may not be available when needed on favorable terms or at all.  Our capital requirements depend on several factors, including the price of metals, the competitive marketplace and other factors.

Our operations are dependent on fluctuating metals prices over which we have no control.

The profitability of mining operations is directly related to the market price of the metals being mined.  The market price of base and precious metals such as lead, copper, silver and gold fluctuate widely and is affected by numerous factors beyond the control of any mining company.  These factors include expectations with respect to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, global or regional political, economic or banking crises, and a number of other factors.  If the market price of lead should drop dramatically, the value of the Company’s DIA properties could also drop dramatically; and the Company might not be able to recover its investment in those properties.

Because of the inherent dangers involved in mineral operations, there is a risk that we may incur liability or damages as we conduct our business.

Conducting mining operations involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

Investment in our stock is subject to wide fluctuations because it is a “Penny Stock”.

Our stock is traded on the electronic over-the-counter bulletin board and is most commonly referred to as a “Penny Stock”. The Securities and Exchange Commission (SEC) has adopted regulations that define "penny stock" to include common stock that has a market price of less than $5.00 per share, subject to certain exceptions. Trading in Penny Stocks is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects.  This volatility could depress the market price of our common stock for reasons unrelated to operating performance.

We may not be able to maintain the quotation of our common stock on the NASDAQ Bulletin Board, which would make it more difficult to dispose of our common stock.

Our common stock is quoted on the OTC Bulletin Board ("OTCBB") maintained by Financial Industry Regulatory Authority (FINRA). We cannot guarantee that it will always be available for OTCBB quotations. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Moreover, the electronic over-the-counter bulletin board (OTCBB) is not a stock exchange, and trading of securities on the OTCBB is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like NYSE or Amex.  Accordingly, shareholders may have difficulty reselling any of the shares. There can be no assurance that continual fluctuations in price will not occur.  It may be anticipated that any quoted market for our Common Shares will be subject to market trends generally, notwithstanding our potential success in delineating mineral resources.

Reports to Securities Holders

We are required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities and Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

You may read and copy any materials we file with the Securities and Exchange Commission at their Public Reference Room Office, 100 F Street, NE, Room 1580, Washington, D.C. 20549-0102. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. Additionally, the Securities and Exchange Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Securities and Exchange Commission.

Item 2. Properties

The Company’s properties consist of 15 patented and 13 unpatented claims, other mining claims, consist of contracts for the DIA area, website, some mining stocks, bank accounts, and miscellaneous items. By an agreement dated February 8, 1968 among us and the owners of other adjacent or neighboring mining properties, we and the owners of the other properties entered into certain agreements, the general effect of which was to establish certain vertical boundaries between their respective properties and to waive certain existing or potential claims to extra-lateral rights to veins or ores found outside of the vertical boundaries of their respective properties. The property of the Company is subject to this agreement. Pursuant to existing law, the Company is required to pay $125 per claim as a rental fee in order to maintain possessory title to such properties. This requirement has been performed by Hecla Mining Company under the terms of the February 8, 1968 agreements described in Item 1 of this report. Further information regarding the properties of the Company is set forth in this report under “Item 1. Business” and is incorporated herein by reference.

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

Effect on Litigation of Asset Purchase Agreement

On February 12, 2008 the Company entered into athe Asset Purchase Agreement with Hecla Mining Company that will allow Hecla to acquire all of the Company’s mining properties and other assets.  Section 2.13 of the Asset Purchase Agreement provides for a Stay Order for existing litigation between the parties, and sections 7.2.3 and 7.3.4 provide for dismissal of litigation and release of claims both parties have against each other as a condition of closing of the transaction.

Item 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matters for shareholder approval during the fourth quarter of the 2007 fiscal year.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

Market Information

There is no established market for trading the Common Stock of the Company. The Common Stock is not regularly quoted in the automated quotation system of a registered securities system or association. The Common Stock of the Company is traded on the "over-the-counter" market and is listed on the OTC electronic bulletin board maintained by FINRA under the symbol of "ILDS". The following table illustrates the average high/low price of the Common Stock for the last two (2) fiscal years. The "over-the-counter" quotations do not reflect inter-dealer prices, retail mark-ups, commissions or actual transactions.

	2007		2006
	High	Low	High	Low

First Quarter	5.75	3.30	1.01	0.75
Second Quarter	5.00	3.60	1.99	1.35
Third Quarter	5.25	2.50	1.70	1.50
Fourth Quarter	4.00	2.50	3.50	2.85

The closing price of the Company’s Common Stock as of February 29, 2008 was $11.50 per share as quoted by the FINRA OTC BB exchange.

Holders of Common Stock

As of February 29, 2008, the Company had approximately 2,100 holders of record of its common stock, who collectively held 5,780,737 issued and outstanding shares of the Company’s Common Stock.

Dividend Policy

No dividends were paid by the Registrant in 2006 or 2005, and the Company has no plans to pay a dividend in the foreseeable future. Dividends undertaken by the Company are solely at the discretion of the Board of Directors.

Forward Stock Split

During the year ended December 31, 2007, the Company sold 180,000 shares of common stock at an average price of $1.50 per share. An additional 525,514 shares were issued during the year as a result of a forward stock split of one additional share for each ten shares held by each shareholder of the Company.

Recent Sales of Unregistered Securites

During 2007 the Company issued securities in transactions summarized below without registration of the securities under the Securities Act of 1933, as amended (the “1933 Act”). The Company believes that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, Regulation D promulgated thereunder ("Regulation D”): On March 19, 2007, Independence Lead Mines Company initiated a private offering of common stock to purchase, in the aggregate, 200,000 shares of common stock of Independence Lead Mines Company, par value $0.10, at a price of $1.50 per share. The offering was limited to Directors and Management of the Company. The Company obtained a fairness opinion in connection with the proposed offering. All shares purchased were restricted. All investors were required to sign a Restricted Stock Purchase Agreement. The Agreement generally provides that common stock purchased could not be sold until the agreement terminates. Generally, the Agreement terminates upon the occurrence of the earlier of: (i) the closing of a consolidation, merger, other reorganization, or similar transaction of the Company with or into any other entity or entities pursuant to which the Restricted Shareholders of the Company subsequent to the consolidation, merger, or other reorganization or similar transaction shall own less than fifty percent (50%) of the voting securities of the surviving entity; (ii) a sale, conveyance or disposition of all or substantially all of the assets of the Company; (iii) the effectuation of a transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the corporation is disposed of to other than Restricted Shareholders; or (iv) forty-eight (48) months from the date of the Agreement. Upon termination of the Agreement, the Company agrees to bear all costs and expenses of transfer (excluding any income tax or commissions) including removal of any restrictive stock legend, issuance of new stock certificates, or legal opinions. The only transfers allowed are restricted to transfers occurring on the death of a purchaser or transfers to another purchaser in the offering. There was no placement agent. Directors purchasing stock were Bernard C. Lannen, Robert Bunde, Gordon Berkhaug, and Wayne Schoonmaker.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) is intended to help the reader understand our financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes (“Notes”).

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

Plan of Operation

The Company’s plan of operation for the next twelve months, subject to maintaining sufficient funds, is to complete the Asset Purchase Agreement with Hecla Mining Company. If the Asset Purchase Agreement is completed as planned, we will have disposed of substantially all of our assets to Hecla Mining Company and subsequently dissolve.

Prior to executing the Asset Purchase Agreement, the Company was engaged in litigation witrh Hecla Mining Company over the Lucky Friday mine. In order to finance the legal costs associated with such litigation and appeal, the Company has raised capital by selling unregistered shares of its common stock in a private placement offering. If the Asset Purchase Agreement does not close, the Company anticipates that the sale of additional shares of common stock will be required in the next twelve months to continue funding of its litigation. The Company could also seek to find a joint venturer as to the DIA property. If we are unable to arrange additional financing or find a joint venture partner for the DIA Properties, our business plan will fail and operations will cease. The Company’s operations have been funded solely by the receipt of advance royalties from Hecla Mining Company of $1,500 per month, and from the occasional sale of the Company’s common stock in private placement. The Company has no other source of funds. The Company’s properties have been leased to Hecla since 1968 and capital improvements on the property are paid by Hecla in accordance with the terms of the lease. The Company has no long-term debt, and current assets consist almost entirely of cash.

Results of Operations

The Company had no operations in 2007 or 2006. General and administrative costs in 2007 increased by $240,695 over 2006, to $319,048 as of December 31, 2007, from $78,353 as of December 31, 2006, primarily as a result of payment of directors fees and an increase in legal and accounting fees. The Company reported a net loss of $311,534 ($0.06 per share) in 2007, compared to a net loss of $73,365 ($0.01 per share) in 2006. Net loss per share was based on weighted average number of shares of 5,450,319 for the year ended December 31, 2007 and 5,051,683 for the year ended December 31, 2006.

Liquidity and Capital Resources

During the year ended December 31, 2007 the Company sold 180,000 shares in private placement transactions at an average price of $01.50 per share. The Company financed its obligations, primarily legal costs associated with on going litigation against Hecla Mining Company, during the year ended December 31, 2007 by the sale of these shares and by the advance royalties of $1,500 per month received from Hecla Mining Company.

Cash flows for the year ended December 31, 2007 were as follows:
During the twelve month period ended December 31, 2007, the Company’s cash position increased by $23,388. During this period the Company used $288,105 in operating activities and realized $270,000 from the sale of 180,000 shares of the Company’s common stock at an average price of $1.50 per share.

Total assets decreased to $180,383 as of December 31, 2007 from $191,207 as of December 31, 2006. Current liabilities increased to $16,458 in 2007 from $3,748 in 2006. Net stockholders equity deficit increased to ($300,075) as of December 31, 2007 from ($258,541) as of December 31, 2006.

The Company expended no amounts on capital expenditures for the period ended December 31, 2007. At present, other than the Asset Purchase Agreement with Hecla Mining Company, there are no transactions being contemplated by management or the board that would affect the financial condition, results of operations and cash flows of any asset of the Company.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

In December 2001, the SEC requested that registrants (under the Securities Exchange Act of 1934) list their three to five most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition:

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

Mineral Properties

We charge all of our mineral property acquisition and exploration costs to operations as incurred. If, in the future, we determine that a mineral property in which we have an interest can be economically developed on the basis of established proven and probable reserves, we will capitalize the costs incurred to develop the property. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Going Concern

As of the date of this report if we are not able to complete the Asset Purchase Agreement with Hecla Mining Company, we may require additional capital for our operational activities and our ability to raise capital through future issuances of common stock is unknown. Obtaining additional financing and attaining profitable operations are necessary for us to continue operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern as of the date of this report. The audited financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Item 7. Financial Statements

See Exhibit 1, Financial Statements and Financial Statement Schedules. Such Financial Statements and Schedules are incorporated herein by reference.

Item 8 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 8A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-13(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.   Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 8B. Other Information

None

PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

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
Name of Executive
Officers and Directors		Brief profile of
And Position Held	Age	Officers and Directors

Bernard C. Lannen	71	Semi Retired
President and Director		Former Director of Lucky
		Friday Extension Mining Company
Wayne L. Schoonmaker	70	Certified Public Accountant,
Secretary/Treasurer and Director		Secretary/Treasurer of Metalline Mining Company

Gordon Berkhaug	73	Management of real estate investments
Director		With experience in the mining field

Robert Bunde	69	Semi retired farmer with investments in
Director		the mining field.

Conflict of Interest

Each of our directors are involved in non-company business ventures that involve mineral properties and exploration. As our present business plan is focused entirely on the completing the Asset Purchase Agreement, there is no expectation of any conflict between our business interests and those of our directors. However, possible conflicts may arise in the future if we seek to acquire interests in additional mineral properties.

Significant Employees

The Registrant does not presently employ any person.

Family Relationships

There are no family or marital relationships that exist amongst our officers and directors.

Involvement in Certain Legal Proceedings

No event listed in Sub-paragraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-B, has occurred with respect to any present executive officer or director of the Registrant or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

Board Committees

Nominating Committee

We do not have a Nominating Committee. Since our formation we have relied upon the personal relationships of our President to attract individuals to our Board of Directors.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

Compensation Committee

We do not have a Compensation Committee. We pay no salaries, and have no benefits.

Audit Committee

The Company’s Board of Directors is responsible for the oversight and management of the Company. The Board does not have a separately-designated standing audit committee because the entire Board of Directors acts as the Company’s audit committee. The Board of Directors has determined that none of the Board of Directors can be classified as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. The Board of Directors does not contain a member that can be classified as an "audit committee financial expert" under the referenced definition. The Board of Directors believes that attracting and retaining board members that could be classified as an "audit committee financial expert" is unlikely due to the high cost of such Director candidates.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2007:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Bernard C. Lannen	1	3/07 Purchase	1
Robert Bunde	1	3/07 Purchase	1
Wayne L. Schoonmaker	1	3/07 Purchase	1
Gordon Berkhaug	1	3/07 Purchase	1

Code of Ethics

The Company has not yet adopted a code of ethics that applies to the Company’s principal executive officer, and principal financial officer because of the limited size of the Company and its management team.

Item 10. Executive Compensation

The directors and officers of this company are not considered employees. There was no remuneration paid to any of the directors and officers of this company during the fiscal year ended December 31, 2006. On March 14, 2007, we paid our directors $142,080 for director fees for the years 1998 through 2005 . On September 25, 2007, we paid our directors a total of $19,200 as director fees for the year 2006. Our executive officers did not receive any compensation whatsoever (other than in their capacity as directors) for the years ended December 31, 2006 and 2007, nor do they currently receive any compensation. We do not have any agreements or understandings that would change the terms of compensation during the course of the year.

Compensation to directors also included reimbursement of out-of-pocket expenses that are incurred in connection with the directors’ duties associated with the Company's business. There is currently no other compensation arrangements for the Company’s directors. The information specified concerning items of Director Compensation for the fiscal year ended December 31, 2007 is provided in the following Director Compensation Table:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)(1)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Bernard C. Lannen	$109,200	$0		$0	$0	$4,909	$114,109
Wayne Schoonmaker	$26,640	$0		$0	$0	$600	$27,240
Robert Bunde	$8,880	$0		$0	$0	$1,086	$9,966
Forrest Godde	$7,840	$0		$0	$0		$7,840
Gordon Berkhaug	$8,880	$0		$0	$0		$8,880

(1)	Amounts represent reimbursement of out-of-pocket expenses related to directors’ duties associated with the Company's business (ie. travel expenses for attending Company Director’s Meetings).

There are no contractual arrangements with any member of the Board of Directors.

No retirement benefit, bonus, stock option or other remuneration plans are in effect with respect to the Company’s officers and directors.

Employment Contracts and Termination of Employment or Change of Control

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement) or change of control transaction.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of February 29, 2008 the common stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock, each director individually, and all officers and directors of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, unless otherwise noted, and all ownership is of record and beneficial.

	Shares of	Approximate
	Common Stock	Percentage of
Name	Beneficially Owned	Class
U.S. Silver Corporation	314,921	5.45
Bernard C. Lannen	418,426	7.24
Wayne L. Schoonmaker	20,900	*
Gordon Berkhaug	(1) 228,593	3.95
Robert Bunde	(2) 261,800	4.53

All directors and executive officers of the Company as a group (4 persons in the group) own 929,719 shares or approximately 16.08 percent of the Company’s outstanding voting securities.

* Less than 1.0%

(1) Includes 89,690 shares held by Mr. Berkhaug in the Damon Berkhaug Trust as trustee.

(2) Includes 79,200 shares held by Mr. Bunde as guardian for minors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Shareholders Agreement

As a requirement of the Asset Purchase Agreement, Independence’s Directors and Officers, namely, Bernard C. Lannen, Wayne Schoonmaker, Robert Bunde, and Gordon Berkhaug , executed a Shareholders agreement with Hecla. The Shareholders’ Agreement requires them to vote all of the shares of Independence Common Stock that they directly, indirectly or beneficially own or control at the special meeting in favor of the Asset Purchase Agreement proposal. The share beneficially owned or controlled by Bernard C. Lannen, Wayne Schoonmaker, Robert Bunde, and Gordon Berkhaug , represent 929,719 shares of common stock or approximately 16.08% of the outstanding shares of Independence Common Stock as of the date of the Shareholders Agreement, i.e. February 12, 2008.

Directors’ Stock Purchases

On March 19, 2007, Independence Lead Mines Company initiated a private offering of common stock to purchase, in the aggregate, 200,000 shares of common stock of Independence Lead Mines Company, par value $0.10, at a price of $1.50 per share. The offering was limited to Directors and Management. The securities purchased are subject to a 3 year restriction, which condition terminates: terminates upon the occurrence of the earlier of: (i) the closing of a consolidation, merger, other reorganization, or similar transaction of the Company with or into any other entity or entities pursuant to which the Restricted Shareholders of the Company subsequent to the consolidation, merger, or other reorganization or similar transaction shall own less than fifty percent (50%) of the voting securities of the surviving entity; (ii) a sale, conveyance or disposition of all or substantially all of the assets of the Company; (iii) the effectuation of a transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the corporation is disposed of to other than Restricted Shareholders; or (iv) thirty-six (36) months from the date of the Agreement.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market (Note: Our shares of common stock are not listed on NASDAQ or any other national securities exchange and this reference is used for definition purposes only).

PART IV
ITEM 13. EXHIBITS

Documents filed as part of this report on Form 10-KSB or incorporated by reference:

(1)  Our financial statements on page 21 of this report.

(2)  Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

(3)  The following exhibits are filed with this Annual Report on Form 10-KSB or incorporated by reference.

EXHIBITS

Exhibit Number		Description of Exhibits
3.1	*	Articles of Incorporation , dated 9/16/29 previously filed as Exhibit 3.1 to Form 10-K for 1983 and incorporated by reference herein.

3.2	*	Articles of Amendment, dated 2/11/32. previously filed as Exhibit 3.1 to Form 10-K for 1983 and incorporated by reference herein.

3.3	*	Articles of Amendment. Dated 4/20/68 previously filed as Exhibit 3.1 to Form 10-K for 1983 and incorporated by reference herein.

3.4	*	Articles of I Amendment, dated 8/28/79 previously filed as Exhibit 3.1 to Form 10-K for 1983 and incorporated by reference herein.

3.5	**	Articles of Amendment, dated 7/30/97

3.6	**	Articles of Amendment, dated 9/23/05

3.7	*	Bylaws of Independence Lead Mines Company, previously filed as Exhibit 3.2 to Form 10-K for 1983 and incorporated by reference herein.

4.1	*	Specimen of Certificate of Common Stock, par value $0.10

10.1	*	Asset Purchase Agreement, dated February 12, 2008, between and among the Company, Hecla Mining Company and Hecla Merger Company

10.2	*
Unitization Agreement dated February 8, 1968 among Day Mines, Inc., Independence Lead Mines Company and Abot Mining Company, previously filed as Exhibit 10.1 to Form 10-K for 1983 and incorporated by reference herein

10.3	*
Agreement dated February 8, 1968 among Hecla Mining Company, Day Mines, Inc., Independence Lead Mines Company and Abot Mining Company, previously filed as Exhibit 10.2 to Form 10-K for 1983 and incorporated by reference herein.

10.4	*
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

21	*	Subsidiaries of the Registrant.

31.1	**	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes- Oxley Act of 2002).

31.2	**	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes- Oxley Act of 2002).

32.1	**	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	**	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Previously filed.

**	Filed herewith.
.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the documents listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved. Form 8-K, as filed February 13, 2008 and February 21, 2008, and as amended March 12, 2008

Item 14. Principal Accountant Fees and Services.

Auditor Fees

The following presents fees for professional audit services rendered by LeMaster & Daniels PLLC, for the audit or review of the Company's financial statements for the years ended December 31, 2007 and December 31, 2006, and fees billed for other services rendered by LeMaster & Daniels, during those periods.

 The following table presents fees billed to us during December 31, 2005 and 2006, for professional services provided by Lamaster & Daniel

Year Ended	December 31, 2007	December 31, 2006
Audit fees (1)	$26,000	$21,000
Audit-related fees (2)	-0-	-0-
Tax fees (3)	$3,300	-0-
All other fees (4)	-0-	-0-
Total Fees	$29,300	$21,000-

 (1) Audit fees consist of fees billed for professional services provided in connection with the audit of the Company’s financial statements and reviews of our quarterly financial statements.

(2) Audit-related fees consist of assurance and related services that include, but are not limited to, internal control reviews, attest services not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3) Tax fees consist of the aggregate fees billed for professional services for corporate tax advice and tax planning.

(4) All other fees consist of fees billed for products and services other than the services reported above.

The Board of Directors reviewed the audit and tax services rendered by LeMaster & Daniels PLLC . and concluded that such services were compatible with maintaining the auditors’ independence. We do not rely on pre-approval policies and procedures. We do not use LeMaster & Daniels PLLC. for financial information system design and implementation. We do not engage LeMaster & Daniels PLLC to provide compliance outsourcing services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be sign on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE LEAD MINES COMPANY

By:	/s/ Bernard C. Lannen
Bernard C. Lannen, its President and Chief Administrative Officer Dated: March 24, 2008

By:	/s/ Wayne L. Schoonmaker
Wayne L. Schoonmaker, its Principal
Accounting Officer Dated: March 24, 2008

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Bernard C. Lannen	By:	/s/ Gordon Berkhaug
	Bernard C. Lannen		Gordon Berkhaug
	President/Director Date: March 13, 2008		Director Date: March 13, 2008

By:	/s/ Wayne L. Schoonmaker	By:	/s/ Robert Bunde
	Wayne L. Schoonmaker		Robert Bunde
	Secretary & Treasurer/Director Date: March 24, 2008		Director Date: March 24, 2008

INDEPENDENCE LEAD MINES COMPANY
INDEX TO FINANCIAL STATEMENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	F/S-1

Consolidated Balance Sheets as of December 31, 2007 and
December 31, 2006	F/S-2

Consolidated Statements of Operations for the years Ended December 31, 2007
and December 31, 2006	F/S-3

Consolidated Statements of Changes in Stockholders’ Equity for the years ended
December 31, 2007 and December 31, 2006	F/S-4

Consolidated Statements of Cash flows for the years ended December 31, 2007
and December 31, 2006	.F/S-5

Notes to Consolidated Financial Statements	F/S-6

Report of Independent
Registered Public Accounting Firm

To the Board of Directors
Independence Lead Mines Company
Wallace, Idaho

We have audited the consolidated balance sheets of Independence Lead Mines Company and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independence Lead Mines Company and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ LeMaster & Daniels PLLC

Spokane, Washington
March 13, 2008

F/S-1

INDEPENDENCE LEAD MINES COMPANY

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$171,434	$148,046
Certificate of deposit	0	40,129
Royalties receivable	1,500	1,500
Marketable securities	1,870	1,532
Prepaid expenses	5,579	0
Total current assets	180,383	191,207

Total Assets	$180,383	$191,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$15,372	$3,748
Accounts payable - related parties	1,086	0
Total current liabilities	16,458	3,748

DEFERRED INCOME	464,000	446,000

Total Liabilities	480,458	449,748

COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock, $0.10 par value; authorized
10,000,000 shares; issued 5,075,793 shares and
5,780,737 shares, respectively	578,074	507,579

Additional Paid in Capital	6,245,776	4,206,972
	6,823,850	4,714,551

Less accumulated deficit	(7,123,925)	(4,973,092)
Total Stockholders’ equity	(300,075)	(258,541)

Total Liabilities and Stockholders’ equity	$180,383	$191,207

The accompanying notes are an integral part of these financial statements.

F/S-2

INDEPENDENCE LEAD MINES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2007 and 2006

	2007	2006

Revenue	$0	$0

Expenses
Licenses and fees	209	130
Office and administration	1,337	785
Office services	600	600
Shareholder Relations	6,814	3,302
Consulting	10,142	1,098
Directors’ Fees	161,280	0
Transportation	4,297	3,816
Accounting	49,978	10,095
Legal	84,391	58,527
Total Expenses	319,048	78,353

Loss from Operations	(319,048)	(78,353)

Other Income and (Expense)
Interest, net	7,175	4,268
Unrealized gain (loss) on FMV of investments	339	720
Total Other Income (Expense)	7,514	4,988

Net Loss	$(311,534)	$(73,365)

LOSS PER SHARE	$(0.06)	$(0.01)

Weighted average common
shares outstanding	5,450,319	5,051,683

The accompanying notes are an integral part of these financial statements.

F/S-3

INDEPENDENCE LEAD MINES COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDEERS’ EQUITY
For the Years Ended December 31, 2007 and 2006

	Common Stock
	Number Of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2005	4,975,793	$497,579	$4,144,472	$(4,899,727)	$(257,676)
Common stock sold	100,000	10,000	62,500	0	72,500
Net loss for year ended December 31, 2006	0	0	0	(73,365)	(73,365)
Balances, December 31, 2006	5,075,793	507,579	4,206,972	(4,973,092)	(258,541)
Common stock sold	180,000	18,000	252,000	0	270,000
Stock dividend	525,514	52,552	1,786,747	(1,839,299)	0
Adjust shares outstanding	(570)	(57)	57	0	0
Net loss for year ended December 31, 2007	0	0	0	(311,534)	(311,534)
Balances, December 31, 2007	5,780,737	$578,074	$6,245,776	$(7,123,925)	$(300,075)

The accompanying notes are an integral part of these financial statements.

F/S-4

INDEPENDENCE LEAD MINES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2007 and 2006

INCREASE (DECREASE) IN CASH AND	2007	2006
CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(311,534)	$(73,365)
Adjustment to reconcile net Loss to
net cash used in Operating Activities:

Changes in cash due to changes in
assets and liabilities:
Prepaid expenses	(5,579)	472
Unrealized (gain) on investments	(338)	(720)
Accounts payable	12,710	(2,234)
Deferred income	18,000	18,000
Interest accrued on certificate of deposit	(1,364)	0
Net cash used in operating activities	(288,105)	(57,847)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificate of deposit	(31,066)	(10,129)
Redemption of certificate of deposit	72,559	0
Net cash provided by (used in) in investing activities	41,493	(10,129)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	270,000	72,500
Net cash provided by financing activity	270.000	72,500

Net increase (decrease) in cash	23,388	4,524
CASH AND CASH EQUIVALENTS, beginning of year	148,046	143,522

CASH AND CASH EQUIVALENTS, end of year	$171,434	$148,046

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

	2007	2006

Interest paid	$0	$0
Taxes paid - State of Idaho	30	30
Federal	0	0

Non-cash financing activity:
Stock dividend	1,839,299	0

The accompanying notes are an integral part of these financial statements.

F/S-5

INDEPENDENCE LEAD MINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

On February 12, 2008 the Company entered into an agreement with Hecla Mining Company that will allow Hecla to acquire all of Independence Lead’s mining properties and other assets. In return, Hecla will distribute 6,936,884 of its common shares to the Company. The Company will then liquidate and distribute the Hecla shares to Independence Lead shareholders at the rate of 1.2 Hecla shares for each share of Independence Lead. The transaction is subject to the approval of the Company’s shareholders and applicable securities laws. Upon successful conclusion of the terms of the agreement, there will be a dismissal of the pending litigation and appeals.

The Company’s exploration activities never developed any commercial ore deposits and, effectively in 1968 Management decided to abandon or sell its mineral properties and rights, and favorably position itself to seek other profitable business opportunities. Accordingly, the Company is not considered to be in the development stage.

During 2007, the Company incorporated Independence Resources, Inc., a wholly-owned subsidiary, which had no activity during 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

F/S-6

.
Accounting Method
The Company’s financial statements are prepared using the accrual method of accounting.

Consolidated Financial Statements
For 2007, the Company’s wholly owned subsidiary was consolidated in the Company’s financial statements. Inter-company accounts were eliminated in the consolidation.

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

Investment
The investment in common stock of Hecla Mining Company is stated at its fair value. The investment is considered to be aa trading security.

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

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (hereinafter “SFAS No. 133”) as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of

F/S-7

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

During the years ended December 31, 2007 and 2006, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Loss per Share
Loss per share (basic) is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Loss per share (diluted) is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the additional common shares that would have been outstanding if potential common shares had been issued. At December 31, 2007 and 2006, the Company had no potential common shares, and only loss per share (basic) is reported for the years then ended.

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

Fair Value of Financial Instruments
The carrying amounts of financial instruments, including cash and cash equivalents and payables approximated their fair values as of December 31, 2007 and 2006.

Going Concern
As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $311,534 for the year ended December 31, 2007 and has an accumulated deficit of $7,123,925. These factors raise the possibility that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

F/S-8

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

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on January 1, 2007 did not have an impact on the 2007 financial statements or disclosures.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No.
140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006 with early adoption permitted as of the beginning of an entity’s fiscal year. The adoption of this statement had no impact on the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Standards No. 133 and 140” (hereafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction of the passive derivative instruments that a qualifying special-purpose entity (“SFE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that

F/S-9

instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The adoption of this statement had no impact on the Company’s financial condition or results of operations.

NOTE 3 - PROPERTY

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

NOTE 4 - INCOME TAXES

At December 31, 2007 and 2006, the Company had deferred tax assets of approximately $589,000 and $540,000, respectively, arising from net operating loss carryovers and write-off of impaired assets. Management has determined that it is more likely than not that these deferred tax assets will not be realized, and therefore a valuation allowance equal to the full amount of the deferred tax asset has been established at both December 31, 2007 and 2006. For the years ended December 31, 2007 and 2006, the income tax provisions differed from the expected amounts using current federal statutory rates because of the effects of the change in the deferred tax asset valuation allowance each year. At December 31, 2007, the Company has tax basis net operating loss carryovers totaling approximately $787,000, which expire in the years 2022 through 2027.

Net deferred tax assets consisted of the following components at December 31, 2007 and 2006:
	2007	2006

Write off of impaired assets	$470,000	$470,000
Net operating loss carryovers	119,000	70,000
Gross deferred tax assets	589,000	540,000
Less valuation allowance	(589,000)	(540,000)
Net deferred tax assets	$0	$0

NOTE 5 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2007 and December 31, 2006, payments of $600 for office services were paid or accrued to Wayne Schoonmaker, an officer, director and shareholder of the Company.

In March 2007 the Board of Directors of Independence Lead Mines Company approved the payment of directors’ fees to five directors, which include the president and secretary-treasurer. The amounts

F/S-10

approved for the directors’ fees totaled approximately $142,000 which was paid for services rendered from 1998 through 2005. The fees paid to four of the directors were then used to purchase additional common stock in the Company. In September 2007 the Board of Directors of the Company approved the payment of directors’ fees to four directors, which included the president and secretary-treasurer, for services rendered in 2006. These total fees paid were $19,200.

NOTE 6 - COMMON STOCK

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

During the year ended December 31, 2007 the Company sold 180,000 shares of common stock in private placement to officers and directors of the Company at a price of $1.50 per share.

Per special notice dated March 28, 2007 the Board of Directors of the Company approved the payment of a forward stock split to all shareholders, of one additional share of common stock for each ten shares of common stock held. There is no record date, and the stock will be payable as original share certificates are received by the Company’s transfer agent. NASD has deemed the action effective July 11, 2007 and 525,514 shares were reserved for payment of the stock split. The forward split was deemed a stock dividend and the fair value of common shares issued ($1,839,299) was charged to accumulated deficit for 2007.

During the year ended December 31, 2006 the Company sold 100,000 shares of common stock in private placement at an average of $0.725 per share.

NOTE 7 - SUBSEQUENT EVENTS

On February 12, 2008 the Company entered into an agreement with Hecla Mining Company that will allow Hecla to acquire all of Independence Lead’s mining properties and other assets. In return, Hecla will distribute 6,936,884 of its common shares to the Company. The Company will then liquidate and distribute the Hecla shares to Independence Lead shareholders at the rate of 1.2 Hecla shares for each share of Independence Lead. The agreement includes a $1.25 million break-up fee if the transaction does not close for certain reasons. If approved, the closing is expected to be completed late in the first quarter or early in the second quarter of 2008. The transaction is subject to the approval of the Company’s shareholders and applicable securities laws.

In January 2008 the Board of Directors of the Company approved the payment of directors’ fees to four directors, which include the president and secretary-treasurer, for services rendered in 2007. The total fees paid were $19,200.

NOTE 9 - COMMITMENT

The Company has entered into an agreement with a law firm to pay $100,000 for legal fees relating to the Hecla litigation matter. A payment of $50,000 was made in September 2006 and the remaining $50,000 was paid in the first quarter of the 2007 fiscal year. Under the terms of the agreement, the fees are earned when paid and are not refundable. Accordingly, the payments were charged to expense when paid.

F/S-11