Form 10QSB/A
period 2007-09-30
INDEPENDENCE LEAD MINES CO
filed 2008-04-02
CIK 50073

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

INDEPENDENCE LEAD MINES COMPANY CONSOLIDATED QUARTERLY REPORT
ON FORM 10-QSB/A FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 incorporated by reference herein.

INDEPENDENCE LEAD MINES COMPANY AND CONSOLIDATED SUBSIDIARY

INDEPENDENCE LEAD MINES COMPANY
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006

	September 30 2007	December 31 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$229,469	$148,046
Certificate of deposit	-	40,129
Royalties receivable	1,500	1,500
Prepaid Expenses	100	-
Marketable securities	1790	1,532
Total Current Assets	232,859	191,207
TOTAL ASSETS	$232,859	$191,207
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$2,774	$3,748
Accounts payable-related parties	100	-
Total Current Liabilities	2,874	3,748
DEFERRED INCOME	459,500	446,000
TOTAL LIABILITIES	462,374	449,748
COMMITMENTS
STOCKHOLDERS' EQUITY
Common stock, $0.10 par value; 10,000,000 shares authorized, issued 5,780,737 shares and 5,075,793 shares, respectively	578,074	507,579
Additional paid-in capital	6,245,776	4,206,972
	6,823,850	4,714,551
Less deficit accumulated	(7,053,365)	(4,973,092)
Total Stockholders' Equity (Deficit)	(229,515)	(258,541)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$232,859	$191,207

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2007 (unaudited)	September 30, 2006 (unaudited)	September 30, 2007 (unaudited)	September 30, 2006 (unaudited)

REVENUES	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting	-	-	7,800	813
Accounting	1,515	-	9,075	4,360
Directors fees	19,200	-	161,280	-
Licenses and fees	75	12	209	86
Office and administration	229	-	529	195
Office services	150	150	450	450
Shareholder Relations	2,380	588	4,131	2,280
Transportation	866	-	1,736	1,519
Legal	7,204	50,300	61,126	58,527
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	31,619	51,050	246,336	68,230

LOSS FROM OPERATIONS	(31,619)	(51,050)	(246,336)	(68,230)

OTHER INCOME (EXPENSES)
Interest and investment income	2,091	1,735	5,104	3,768
Unrealized gain (loss) on fair market value of investments	82	-	258	-
TOTAL OTHER INCOME	2,173	1,735	5,362	3,768

INCOME (LOSS) BEFORE INCOME TAXES	(29,446)	(49,315)	(240,974)	(64,462)

INCOME TAXES	-	-	-	-
NET INCOME (LOSS)	$(29,446)	$(49,315)	$(240,974)	$(64,462)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.005)	$(0.010)	$(0.045)	$(0.013)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	5,717,291	5,075,793	5,338,966	5,054,181

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional
	Number Of Shares	Amount	Paid-In Capital	Accumulated Deficit	Total

Balances, December 31, 2005	4,975,793	$497,579	$4,144,472	$(4,899,727)	$(257,676)

Sale of common stock	100,000	10,000	62,500	0	72,500

Net loss for year ended December 31, 2006	0	0	0	(73,365)	(73,365)
Balances, December 31, 2006	5,075,793	507,579	4,206,972	(4,973,092)	(258,541)

Sale of common stock	180,000	18,000	252,000	0	270,000

Stock Dividend	525,514	52,552	1,786,747	(1,839,299)	0

Adjust shares outstanding	(570)	(57)	57	0	0

Net loss for nine months ended September 30, 2007	0	0	0	(240,974)	(240,974)

Balances, December 31, 2006	5,780,737	$578,074	$6,245,776	$(7,053,365)	$(229,515)

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended
	September 30, 2007 (unaudited)	September 30, 2006 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(240,974)	$(64,462)
Adjustments to reconcile net loss to net cash used
in operating activities:

Unrealized (gain) loss on investments	(258)	(336)

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(100)	472
Interest accrued on certificate of deposit	(1,364)	-
Increase (decrease) in accounts payable	(874)	(5,682)
Increase (decrease) in deferred income	13,500	13,500
Net cash used in operating activities	(230,070)	(56,508)

Investing activities:
Purchase of certificate of deposit	(31,066)	(30,965)
Redemption of certificate of deposit	72,559	30,000

Net cash used in investing activities	41,493	(965)

Financing activities:

Proceeds from sale of common stock	270,000	72,500

Net cash provided by financing activities	270,000	72,500

Net increase (decrease) in cash and cash equivalents	81,423	15,027

Cash and cash equivalents, beginning of period	148,046	143,522
Cash and cash equivalents end of period	$229,469	$158,549

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock dividend issued	$1,839,299	$-

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY AND CONSOLIDATED SUBSIDIARY
NOTES TO INTERIM FINANCIAL STATEMENTS

Note 1 - Organization and Description of business

Independence Lead Mines Company (“the Company”) is a corporation organized under the laws of the State of Arizona on September 16,1929. The Company is the owner of fifteen patented and thirteen unpatented mining claims. In addition, the Company has ownership by quitclaim deed to all interest in lots 5 and 8, more partidularly described as tax parcel numbers 48NO5E-26-3715 and 48NO5E-27-1815, which mineral rights were acquired through a 1997 BLM sliver land exchange, as recorded in the Shoshone County, Idaho, records as Instrument #377033. This claim group (the “property”) is situated Northwest of Hecla Mining Company’s Lucky Friday Mine in the Coeur d’Alene Mining District, Shoshone County Idaho. The Company’s property is part of the “DIA Area” which is currently being developed and mined by Hecla Mining Company. The Company has been in the exploration stage since its inception. The Company’s only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500. In March 2002, the Company notified Hecla Mining Company that it considered the DIA Lease terminated and as a result would no longer accept advance royalty payments. Subsequent to that notice, the Company began accepting advance royalty payments, pending the outcome of the dispute between the Company and Hecla Mining Company. On July 19, 2004 the court ruled in favor of Hecla Mining Company. Subsequently, the Company appealed the court’s decision to the Idaho Supreme Court, and on April 24, 2006 the Court ruled against Independence. On May 26, 2006 the Company requested that the Court grant rehearing of the case, which was subsequently denied. The Company has appealed the decision to the 9th Circuit Court of Appeals.

In July 2007 the Company formed a wholly owned subsidiary, Independence Resources, Inc. for the purpose of acquiring mining properties separate from Independence Lead Mines Company. To date Independence Resources, Inc. has acquired no properties and it’s only asset is cash contributed by the Company.

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

Common stock:

On March 28, 2007 the Company announced a forward stock split of one additional share of common stock for each ten shares of common stock held. The stock split was effective July 11, 2007 and 525,514 shares were deemed issued as of that date. There is no record date and new certificates will be issued to include the stock split upon surrender of the old certificates to the Company’s transfer agent, OTC Stock Transfer, Inc. 231 East 2100 South, Salt Lake City, Utah 84115. There is no closing date for surrender of pre-split certificates. The forward split was deemed a stock dividend and the fair value of common shares issued ($1,839,299) was charged to accumulated deficit for the quarter ended September 30, 2007.

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

Overview

The Company is the owner of fifteen patented and thirteen unpatented mining claims. In addition, the Company has ownership by quitclaim deed to all interest in lots 5 and 8, more particularly described as tax parcel numbers 48NO5E-26-3715 and 48NO5E-27-1815, which mineral rights were acquired through a 1997 BLM sliver land exchange, as recorded in the Shoshone County, Idaho, records as Instrument #377j033. This claim group (“the property”) is situated Northwest of Hecla Mining Company’s Lucky Friday Mine in the Coeur d’Alene Mining District, Shoshone County Idaho. Adjacent is the community of Mullan and U.S. Interstate Highway 90.

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

In July 2007 the Company formed a wholly owned subsidiary, Independence Resources, Inc. for the purpose of acquiring mining properties separate from Independence Lead Mines Company. To date Independence Resources, Inc. has acquired no mining properties and it’s only asset is cash contributed by Independence Lead Mines Company.

Results of Operations for the Period Ended September 30, 2007.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006:

During the nine months ended September 30, 2007 the Company realized no income from operations. General and administrative expenses increased to $246,336 for the nine-month period ended September 30, 2007 as compared to $68,230 for the nine-month period ended September 30, 2006. The increase was primarily due to payment of retroactive directors’ fees of $161,280 and legal fees of $61,126. For the nine months ended September 30, 2007, the Company experienced a loss of $240,974, or $0.045 per share, compared to a loss of $64,462, or $0.013 per share, during the comparable period in the previous year.

Liquidity and Capital Resources.

The Company financed its obligations during the nine months ended September 30, 2007 from cash on hand and the sales in private placement of 180,000 shares of the Company’s common stock at an average price of $1.50 per share. During this period the Company’s cash position increased by $81,423. During the nine months ended September 30, 2007 the Company used $230,070 in operating activities, principally in connection with the payment of legal fees and directors’ fees. The Company’s only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500. The Company has incurred operating losses since inception and has an accumulated deficit of $7,053,365. These factors indicate doubt as to the ability of the company to continue business as a going concern. The financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern. In order to maintain operations, the Company will have to raise additional capital through loans or through the sale of securities. If the Company is unable to raise additional capital, it may have to cease operations.

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

Significant Accounting Policies.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company6 and Independence Resources, of which Independence Resources is wholly owned by Independence Lead Mines Company. All material inter-company accounts and transactions are eliminated in consolidation.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently in litigation with Hecla Mining Company over Hecla’s operation of the Lucky Friday Mine under the agreement covering the DIA Project. The Company has retained the Boise law firm of Marcus, Merrick, Christian and Hardee as it’s attorneys. As required by terms of the 1968 Lease Agreement with Hecla Mining Company, our Company gave notice of termination of that agreement in early March 2002. This agreement covered the DIA Project, which is Hecla's principle operation at the Lucky Friday mine near Mullan, Idaho. Both parties agreed to waive the arbitration requirement contained in the lease and agreed to a trial without a jury

A nine-day trial was held from March 22nd through April 1st of 2004, and closing written arguments were submitted to the court by April 30, 2004. Further, the court required the parties to submit to the court a written rebuttal to the other party’s closing arguments by May 17, 2004. On July 19, 2004 the court ruled in favor of Hecla Mining Company. On April 24, 2006 the Idaho Supreme Court upheld the First District Court decision. In reaction to that decision Independence requested the Court grant rehearing of this matter on the 26th of May 2006 because, in our opinion, the Court’s April 24th decision (2006 Opinion No. 44) effectively changes the law of contracts in Idaho. It is the Company’s position that, under the Court’s Opinion, in any contract - or at any mining lease - the use of language giving a party “exclusive” rights as to some aspect of its subject matter eliminates the duty of that party to act prudently or in good faith, even if the contract includes other language stating the parties’ intent that such a duty remain. At least under the facts of this case, it means that a party may intentionally act for its own reasons that are outside of the stated objective of the contract, causing damage to the other party, without consequence. The Company believes that this is a dangerous and potentially far-reaching change, and was reached primarily because the Court failed to read the “exclusive right” language in harmony with the rest of the contract, and to apply the terms of the contract as a whole.

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

INDEPENDENCE LEAD MINES COMPANY

By:	/s/ Bernard C. Lannen Bernard C. Lannen, its President Date: February 11, 2008

By:	/s/ Wayne L. Schoonmaker Wayne L. Schoonmaker, its Principal Accounting Officer Date: February 11, 2008

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. Furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. Furnished herewith.