Form 10-Q
period 2008-03-31
INDEPENDENCE LEAD MINES CO
filed 2008-05-14
CIK 50073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

Check whether the issuer (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐ Accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 5,780,737 shares of the issuer’s common stock, par value $0.10, outstanding as of May 1, 2008.

Transitional Small Business Disclosure format (check one): Yes ☐ No ☑

INDEPENDENCE LEAD MINES COMPANY QUARTERLY REPORT
ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 incorporated by reference herein.

INDEPENDENCE LEAD MINES COMPANY

INDEPENDENCE LEAD MINES COMPANY
CONSOLIDATED BALANCE SHEETS
March 31, 2008 and December 31, 2007

	March 31	December 31
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$106,317	$171,434
Prepaid Expenses	80	5,579
Royalties receivable	1,500	1,500
Marketable securities	2,232	1,870
Total Current Assets	110,129	180,383

TOTAL ASSETS	$110,129	$180,383

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable – trade	$41,541	$15,372
Accounts payable – related parties	0	1,086
Total Current Liabilities	41,541	16,458

DEFERRED INCOME	468,500	464,000

TOTAL LIABILITIES	510,041	480,458

STOCKHOLDERS' EQUITY
Common stock, $0.10 par value; 10,000,000 shares authorized,
5,780,737 shares issued and outstanding	578,074	578,074
Additional paid-in capital	6,245,776	6,245,776
	6,823,850	6,823,850
Less deficit accumulated	(7,223,762)	(7,123,925)
Total Stockholders' Equity (Deficit)	(399,912)	(300,075)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$110,129	$180,383

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(unaudited)	(unaudited)
REVENUE	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting	7,100	-
Directors fees	19,200	142,080
Office and administration	905	227
Office services	150	150
Shareholder Relations	6,840	1,214
Transportation	616	870
Accounting	32,190	-
Legal	34,110	1,871
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	101,111	146,412

LOSS FROM OPERATIONS	(101,111)	(146,412)

OTHER INCOME (EXPENSES)
Interest and investment income	912	1,199
Unrealized gain on investments	362	281
TOTAL OTHER INCOME	1,274	1,480

INCOME (LOSS) BEFORE INCOME TAXES	(99,837)	(144,932)

INCOME TAXES	-	-
NET LOSS	$(99,837)	$(144,932)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.017)	$(0.029)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	5,780,737	5,020,015

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Number		Additional
	of		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

December 31, 2007	5,780,737	$578,074	$6,245,776	$(7,123,925)	$(300,075)

Net loss for three months Ended March 31, 2008	-	-	-	(99,837)	(99,837)
Balances, March 31, 2008	5,780,737	$578,074	$6,245,776	$(7,223,762)	$(399,912)

The accompanying notes are an integral part of these financial statements.

(The balance of this page is intentionally left blank)

INDEPENDENCE LEAD MINES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(99,837)	$(144,932)
Adjustments to reconcile net loss to net cash used
by operating activities:
Interest accrued on certificates of deposit	-	(572)

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	5,499	-
Increase (decrease) in accounts payable	25,083	22,719
Increase (decrease) in deferred income	4,500	4,500
Unrealized (gain) on investments	(362)	(281)
Net cash used in operating activities	(65,117)	(118,566)

Investing activities:
Purchase of certificate of deposit	-	(31,066)

Net cash used in investing activities	-	(31,066)

Financing activities:
Stock subscriptions prepaid	-	195,000

Net cash provided by financing activities	-	195,000

Net increase (decrease) in cash and cash equivalents	(65,117)	45,368

Cash and cash equivalents, beginning of period	171,434	148,046
Cash and cash equivalents end of period	$106,317	$193,414

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

The Company’s exploration activities never developed any commercial ore deposits and effectively in 1968 management decided to abandon or sell its mineral properties and rights, and favorably position itself to seek other profitable business opportunities. Accordingly, the Company is not considered to be in the development stage.

In 2007 the Company incorporated Independence Resources, Inc., a wholly-owned subsidiary, which had no activity during 2007 or during the three months ended March 31, 2008.

Note 2 – Basis of Presentation

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Note 3 – Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. The Company does not expect the adoption of SFAS No. 159 to have a significant effect on its financial position or results of operation.

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

There were no common stock sales or other issuance of common stock during the three months ended March 31, 2008.

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

Note 7 – Subsequent Events

In April 2008 the Board of Directors of the Company approved the payment of directors’ fees to four directors, which include the president and secretary-treasurer, for services rendered in 2008 on behalf of the Company. The total fees paid were $19,200.

Note 8 – Proposed Sale of Assets

The Company has entered into an agreement with Hecla Mining Company which, if approved, would allow Hecla to acquire all of the Company’s mining properties and other assets, and in return, Hecla would issue 6,936,884 of its common shares to the Company. The Company would then liquidate and distribute the Hecla shares to Independence Lead shareholders at the rate of 1.2 Hecla shares for each share of Independence Lead. The agreement includes a $1.25 million breakup fee payable by the Company to Hecla if the transaction does not close for certain reasons.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, the Company’s anticipated growth and potentials in its business, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified elsewhere herein and in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 under “Risk Factors.” Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. The Company undertakes no obligation to revise or update any forward-looking statements for any reason.

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

On February 13, 2008 the Company announced that on February 12, 2008, it had entered into an agreement with Hecla Mining Company and Hecla Merger Company, its wholly owned subsidiary. The agreement, if approved, will allow Hecla to acquire all of the Company’s mining properties and other assets, and in return, Hecla will issue 6,936,884 of its common shares to the Company. The Company will then liquidate and distribute the Hecla shares to Independence Lead shareholders at the rate of 1.2 Hecla shares for each share of Independence Lead. The agreement includes a $1.25 million breakup fee if the transaction does not close for certain reasons. Management expects the closing of the sale, subject to the approval of the Company’s shareholders and compliance with applicable securities laws, to be completed in the second quarter of 2008.

Results of Operations for the Period Ended March 31, 2008.

Three months ended March 31, 2008 compared to the three months ended March 31, 2007:

During the three months ended March 31, 2008 the Company realized no income. General and administrative expenses decreased to $101,111 for the three-month period ended March 31, 2008 as compared to $146,412 for the three-month period ended March 31, 2007. The decrease was primarily due to a reduction of $122,880 in directors’ fees, partially offset by a $32,190 increase in accounting fees and a $32,239 increase in legal fees. For the three months ended March 31, 2008, the Company experienced a loss of $99,837, or $0.017 per share, compared to a loss of $144,932, or $0.029 per share, during the comparable period in the previous year.

Liquidity and Capital Resources.

The Company financed its obligations during the three months ended March 31, 2008 from cash on hand. During this period he Company’s cash position decreased by $65,117. During the three months ended March 31, 2008 the Company used $65,117 in operating activities, principally in connection with the payment of legal fees, accounting fees, and directors’ fees. The Company’s only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500. The Company has incurred operating losses since inception; these factors indicate doubt as to the ability of the company to continue business as a going concern. The financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern. In order to maintain operations, the Company will have to raise additional capital through loans or through the sale of securities. If the Company is unable to raise additional capital, it may have to cease operations.

The current officers and directors of the Company are not considered by the Company to be employees.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no financial instruments that are sensitive to changes in interest rates or exposed to foreign currency exchange gains/losses.

Item 4T. Controls and Procedures

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

The Company’s disclosure controls and procedures are designed to provide assurance of achieving their objectives, and the Company’s chief executive officer and chief financial officer have concluded that these controls and procedures are effective at the “reasonable assurance” level. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

The Company then filed a complaint against Hecla Mining Company on Decdember 11, 2006 in the United States District Court for the District of Idaho. On January 5, 2007 the Company filed a Complaint for Rescission of Contract against Hecla Mining Company in the First Judicial District of the State of Idaho in and for the County of Shoshone. A hearing was held on May 9, 2007 and the judge ruled in favor of Hecla. The Company subsequently filed a petition for the appeal to be heard in federal court, which was denied. The Company has now appealed the case to the Ninth Circuit Court of Appeals in San Francisco. As negotiations progressed with Hecla Mining Company concerning the sale of the Company’s mining claims and an agreement was entered into on February 12, 2008, the Company filed a Motion to Stay with the court, holding the appeal in abeyance pending the outcome of the negotiations. Upon successful conclusion of the terms of the agreement, there will be a dismissal of the pending litigation and appeals.

Item 1A, Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in Part I, Item 1 in our Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the SEC on March 26, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The following risk factors as reported in the Company’s Form 10-KSB are revised as follows:

Investment in our stock is subject to wide fluctuations because it is a “Penny Stock”.

Our stock is traded on the “pink sheets” and is most commonly referred to as a “Penny Stock”. The Securities and Exchange Commission (SEC) has adopted regulations that define "penny stock" to include common stock that has a market price of less than $5.00 per share, subject to certain exceptions. Trading in Penny Stocks is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects.  This volatility could depress the market price of our common stock for reasons unrelated to operating performance.

We may be unable to maintain the quotation of our common stock on the Pink Sheets, since there is no established public trading market for our securities.  In the absence of a trading market, investors may be unable to liquidate their investment

Our common stock is quoted on the “Pink Sheets” maintained by Financial Industry Regulatory Authority (FINRA). We cannot guarantee that it will always be available for “Pink Sheet” quotations. The “Pink Sheets” are not an issuer listing service, market or exchange. The “Pink Sheets” does not have any listing requirements per se, to be eligible for quotation and there is no requirement to remain current in their filings with the SEC. Moreover, the “Pink Sheets” is not a stock exchange, and trading of securities on the “Pink Sheets” is more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like NYSE or Amex.  Accordingly, shareholders may have difficulty reselling any of the shares. There can be no assurance that continual fluctuations in price will not occur.  It may be anticipated that any quoted market for our Common Shares will be subject to market trends generally, notwithstanding our potential success in delineating mineral resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of Company securities during the three months ended March 31, 2008.

 Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the registrant’s security holders during the period covered by this report.

Item 5. Other Information.

None.

Item 6. Exhibits

(a)	Documents which are filed as a part of this report:

	1.	Financial Statements: The required financial statements are contained in Pages 3 through 11 of this Form 10-Q.

	2.	Financial Statement Schedules: Financial statement schedules have been omitted as they are not applicable or the information is included in the Financial Statements.

	3.	Exhibits:

2.1 * Asset Purchase Agreement, dated as of February 12, 2008, by and among Hecla Mining Company, Hecla Merger Company (a wholly-owned subsidiary of Hecla Mining Company) and Independence Lead Mines Company. (incorporated by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K filed on February 21, 2008)

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.
31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed herewith.
32.1** Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. Furnished herewith.
32.2** Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. Furnished herewith.

**As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Independence Lead Mines Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, including this quarterly report, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(b) Reports on Form 8-K

Form 8-K filed April 25, 2007.

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
Date: May 13, 2008

By:	/s/ Wayne L. Schoonmaker
Wayne L. Schoonmaker, its
Principal Accounting Officer
Date: May 13, 2008

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