Form 10KSB/A
period 2007-12-31
INDEPENDENCE LEAD MINES CO
filed 2008-08-12
CIK 50073

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from ___________ to ___________

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

EXPLANATORY NOTE:

By letter dated July 18, 2008, from Staff of the Securities and Exchange Commission, the Registrant was informed that the Form 10-KSB for the year ended December 31, 2007 did not contain the following:

(1)    a report on management’s assessment of internal controls over financial reporting as of December 31, 2007; and,

(2)    the correct language for paragraph 4 of Exhibits 31.1 and 31.2 as set forth in Item 601(b)(31) of Regulation SB.

The Registrant is hereby filing and correcting the foregoing comments to correct the errors noted above.

PART II

Item 8A Controls and Procedures

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. The Company’s internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

As of December 31, 2007 management conducted an assessment of the effectiveness of Independence Lead Mines Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission, and concluded that we have maintained effective internal control over financial reporting as of December 31, 2007, based on these criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting.

There have been no changes during the quarter ended December 31, 2007 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls.

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
Dated: August 11, 2008

By:	/s/ Wayne L. Schoonmaker
Wayne L. Schoonmaker, its Principal
Accounting Officer
Dated: August 11, 2008

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Bernard C. Lannen	By:	/s/ Gordon Berkhaug
	Bernard C. Lannen		Gordon Berkhaug
	President/Director		Director
Date:	August 11, 2008	Date:	August 11, 2008

By:	/s/ Wayne L. Schoonmaker	By:	/s/ Robert Bunde
	Wayne L. Schoonmaker		Robert Bunde
	Secretary & Treasurer/Director		Director
Date:	August 11, 2008	Date:	August 11, 2008