Form 10-Q/A
period 2008-03-31
INDEPENDENCE LEAD MINES CO
filed 2008-08-12
CIK 50073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q/A

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
Large accelerated filer ☐    Accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 5,780,737 shares of the issuer’s common stock, par value $0.10, outstanding as of May 1, 2008.

Transitional Small Business Disclosure format (check one): Yes ☐ No ☒

EXPLANATORY NOTE:

By letter dated July 18, 2008, from Staff of the U.S. Securities and Exchange Commission, the Registrant was informed that the Form 10-QSB for the period ended March 31, 2008 did not contain the correct language for paragraph 4 of Exhibits 31 as set forth in Item 601(b)(31) of Regulation SB. Management is hereby filing and correcting such language to correct the errors noted above.

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
Date: August 11, 2008