Form 10-Q
period 2008-06-30
INDEPENDENCE LEAD MINES CO
filed 2008-08-13
CIK 50073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 5,780,737 shares of the issuer’s common stock, par value $0.10, outstanding as of August 1, 2008.

Transitional Small Business Disclosure format (check one): Yes ☐ No ☑

INDEPENDENCE LEAD MINES COMPANY QUARTERLY REPORT
ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 incorporated by reference herein.

INDEPENDENCE LEAD MINES COMPANY

INDEPENDENCE LEAD MINES COMPANY
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007

	June 30
	2008	December 31
	(unaudited)	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,647	$171,434
Prepaid Expenses	80	5,579
Royalties receivable	1,500	1,500
Marketable securities	1,852	1,870
Total Current Assets	23,079	180,383

TOTAL ASSETS	$23,079	$180,383

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable – trade	$11,096	$15,372
Accounts payable – related parties	0	1,086
Total Current Liabilities	11,096	16,458

DEFERRED INCOME	473,000	464,000

TOTAL LIABILITIES	484,096	480,458

STOCKHOLDERS' EQUITY
Common stock, $0.10 par value; 10,000,000 shares authorized, 5,780,737 shares issued and outstanding	578,074	578,074
Additional paid-in capital	6,245,776	6,245,776
	6,823,850	6,823,850
Less deficit accumulated	(7,284,867)	(7,123,925)
Total Stockholders' Equity (Deficit)	(461,017)	(300,075)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,079	$180,383

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting	-	7,800	7,100	7,800
Accounting	10,951	7,560	43,141	7,560
Directors fees	19,200	-	38,400	142,080
Office services	-	150	150	300
Office and administration	5	91	910	318
Shareholder relations	1,433	537	8,273	1,751
Transportation	-	-	616	870
Licenses and fees	57	134	57	134
Legal	29,106	52,051	63,216	53,922
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	60,752	68,323	161,863	214,735

LOSS FROM OPERATIONS	(60,752)	(68,323)	(161,863)	(214,735)

OTHER INCOME (EXPENSES)	912
Interest and investment income	27	1,684	939	3,013
Unrealized gain (loss) on investments	(380)	(105)	(18)	176
TOTAL OTHER INCOME	(353)	1,579	921	3,189

INCOME (LOSS) BEFORE INCOME TAXES	(61,105)	(66,744)	(160,942)	(211,546)

INCOME TAXES	-	-	-	-
NET LOSS	$(61,105)	$(66,744)	$(160,942)	$(211,546)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.011)	$(0.013)	(0.028)	$(0.041)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,780,737	5,208,320	5,780,737	5,144,827

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Number		Additional
	of		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

December 31, 2007	5,780,737	$578,074	$6,245,776	$(7,123,925)	$(300,075)

Net loss for six months Ended June 30, 2008	-	-	-	(160,942)	(160,942)

Balances, June 30, 2008	5,780,737	$578,074	$6,245,776	$(7,284,867)	$(461,017)

The accompanying notes are an integral part of these financial statements.

(The balance of this page is intentionally left blank)

INDEPENDENCE LEAD MINES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2008	2007
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(160,942)	$(211,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest accrued on certificates of deposit	-	(1,317)

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	5,499	(500)
Increase (decrease) in accounts payable	(5,362)	4,349
Increase (decrease) in deferred income	9,000	9,000
Unrealized (gain) on investments	18	(176)

Net cash used in operating activities	(151,787)	(200,190)

Investing activities:
Purchase of certificate of deposit	-	(31,066)
Redemption of certificate of deposit	-	40,921

Net cash provided by investing activities	-	9,855

Financing activities:
Proceeds from sale of common stock	-	270,000

Net cash provided by financing activities	-	270,000

Net increase (decrease) in cash and cash equivalents	(151,787)	79,665

Cash and cash equivalents, beginning of period	171,434	148,046
Cash and cash equivalents end of period	$19,647	$227,711

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Sixte 1 - Organization and Description of business

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

In 2007 the Company incorporated Independence Resources, Inc., a wholly-owned subsidiary, which had no activity during 2007 or during the six months ended June 30, 2008.

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

Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

There were no common stock sales or other issuance of common stock during the six months ended June 30, 2008.

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

Note 7 – Proposed Sale of Assets

The Company has entered into an agreement with Hecla Mining Company which, if approved, would allow Hecla to acquire all of the Company’s mining properties and other assets, and in return, Hecla would issue 6,936,884 of its common shares to the Company. The Company would then liquidate and distribute the Hecla shares to Independence Lead shareholders at the rate of 1.2 Hecla shares for each share of Independence Lead. The agreement includes a $1.25 million breakup fee payable by the Company to Hecla if the transaction does not close for certain reasons. Management expects the closing of the sale, subject to the approval of the Company’s shareholders and compliance with applicable securities laws, to be completed in the third quarter of 2008.

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

Current Status

On February 13, 2008 the Company announced that on February 12, 2008, it had entered into an agreement with Hecla Mining Company and Hecla Merger Company, its wholly owned subsidiary. The agreement, if approved, will allow Hecla to acquire all of the Company’s mining properties and other assets, and in return, Hecla will issue 6,936,884 of its common shares to the Company. The Company will then liquidate and distribute the Hecla shares to Independence Lead shareholders at the rate of 1.2 Hecla shares for each share of Independence Lead. The agreement includes a $1.25 million breakup fee if the transaction does not close for certain reasons. Management expects the closing of the Asset Sale, subject to the approval of the Company’s shareholders and compliance with applicable securities laws, to be completed in the third quarter of 2008.

The Company’s plan of operation for the next twelve months, subject to maintaining sufficient funds, is to complete Asset Sale with Hecla. If the Asset Sale is completed as planned, we will have disposed of substantially all of our assets to Hecla and subsequently dissolve.

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

Results of Operations for the Period Ended June 30, 2008.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007:

During the six months ended June 30, 2008 the Company realized no income. General and administrative expenses decreased to $161,863 for the six-month period ended June 30, 2008 as compared to $214,735 for the six-month period ended June 30, 2007. The decrease was primarily due to a reduction of $103,680 in directors’ fees, partially offset by a $35,581 increase in accounting fees and a $9,294 increase in legal fees. For the six months ended June 30, 2008, the Company experienced a loss of $160,942, or $0.028 per share, compared to a loss of $211,546, or $0.041 per share, during the comparable period in the previous year.

Liquidity and Capital Resources.

The Company financed its obligations during the six months ended June 30, 2008 from cash on hand. During this period he Company’s cash position decreased by $151,787. During the six months ended June 30, 2008 the Company used $151,787 in operating activities, principally in connection with the payment of legal fees, accounting fees, and directors’ fees. The Company’s only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500. The Company has incurred operating losses since inception; these factors indicate doubt as to the ability of the company to continue business as a going concern. The financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern. In order to maintain operations, the Company will have to raise additional capital through loans or through the sale of securities. If the Company is unable to raise additional capital, it may have to cease operations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently in litigation with Hecla over Hecla’s operation of the Lucky Friday Mine under the agreement covering the DIA Project. As required by the terms of a 1968 Lease Agreement with Hecla, we gave notice of termination of that agreement in early March 2002. This agreement covered the DIA project, which is Hecla’s principal operation at the Lucky Friday Mine near Mullan, Idaho. Both parties agreed to waive the arbitration requirement contained in the lease and agreed to a trial without a jury. Trial in Kootenai County District Court (Kootenai County, Idaho) was held in March/April, 2004. In July, 2004 the court ruled in favor of Hecla. We appealed the District Court’s ruling to the Idaho Supreme Court. Subsequently, the Idaho Supreme Court ruled in favor of Hecla and denied a motion for rehearing. A later complaint was filed against Hecla in December, 2006 in Federal District Court for the District of Idaho and also a Complaint for Rescission of Contract in Shoshone County. A hearing held in Federal Court in May, 2007, ruled in favor of Hecla. The Company has now appealed the case to the U.S. Ninth Circuit Court of Appeals.

Stay of Litigation/ Release of Litigation by Asset Purchase Agreement

On February 12, 2008, we entered into the Asset Purchase Agreement with Hecla that would sell to a subsidiary of Hecla substantially all of our mining properties and other assets. The Asset Purchase Agreement provides for a Stay Order for existing litigation between the parties, and provides for dismissal of litigation and release of claims both parties have against each other as a condition of closing of the transaction.

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

Independence is dependent on closing the Asset Sale with Hecla to avoid bankruptcy.

On February 12, 2008, we entered into an Asset Purchase Agreement with Hecla whereby Hecla will acquire substantially all of our assets in exchange for 6,936,884 shares of Hecla’s common stock. We will then dissolve and liquidate our assets, as part of which Hecla shares will be distributed to our shareholders on the basis of 1.2 shares of Hecla stock for every Independence share held. We are currently in litigation with Hecla over Hecla’s operation of the Lucky Friday Mine under the agreement covering the DIA project. Hecla holds various judgments against us. If the Asset Sale is not completed, it is possible Hecla could force us into bankruptcy or seize our assets to satisfy their judgments. There is also a termination fee of $1.25 million, together with Hecla’s costs, that we might have to pay if the Asset Sale is not completed under certain circumstances. If the Asset Sale is not closed, then our shareholders face the possibility of loss of their investment.

We have a very limited income and resources and expect losses to continue for at least the next three years.

Our only continuing source of funds is an advance royalty of $1,500 per month received from Hecla, which may not be sufficient to sustain our operations. Any additional funds required would have to come from the issuance of debt or the sale of our common stock. There is no guarantee that funds would be available from either source. If we are unsuccessful in raising additional funds, we may be forced to go out of existence.

We have a history of net losses. We expect to continue to incur net losses, and we may not achieve or maintain profitability. Independent auditors have expressed substantial uncertainties for our continuation as a going concern.

We have incurred net losses each year since 2004, including net losses of approximately $311,534 for the year ended December 31, 2007; $73,365 for the year ended December 31, 2006; $85,356 for the year ended December 31, 2005; and $265,831 for the year ended December 31, 2004. As of December 31, 2007, we had an accumulated deficit of $7,123,925. The time required for us to reach profitability is highly uncertain. We may not achieve profitability on a sustained basis, if at all.

Our financial statements for the year ended December 31, 2007 were audited by our independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern and that we have incurred operating losses since inception that raise substantial doubt about our ability to continue as a going concern.

We believe that there is substantial doubt about our ability to continue as a going concern due to our total accumulated deficit of $7,123,925 as of December 31, 2007. Net losses may continue for at least the next several years. The presence and size of these potential net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses. The cost of insurance coverage and regulatory compliance continues to escalate with little near term relief expected. With disclosure requirements imposed by the Sarbanes-Oxley Act, audit committee requirements, increasing audit and legal costs, and the need to obtain Directors and Officers insurance to attract qualified directors, we will need to generate revenues of at least $100,000 per year based upon current gross margin and operating expenses to achieve profitability. Even if we do increase our revenues and achieve profitability, we may not be able to sustain profitability.

We will need additional funds in the future, which may not be available to us. If we do not secure additional financing, we may be unable to develop or enhance our business, take advantage of future opportunities or respond to competitive pressures.

We require substantial working capital to fund our business.  We need at least $8,000 in funds each month to operate. We have had significant operating losses and negative cash flow from operations. Additional financing may not be available when needed on favorable terms or at all.  Our capital requirements depend on several factors, including the price of metals, the competitive marketplace, and other factors.

Our operations are dependent on fluctuating metals prices over which we have no control.

The profitability of mining operations is directly related to the market price of the metals being mined.  The market price of base and precious metals such as lead, zinc, silver, and gold fluctuate widely and is affected by numerous factors beyond the control of any mining company.  These factors include expectations with respect to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, global or regional political, economic or banking crises, and a number of other factors.  If the market price of silver should drop dramatically, the value of the Company’s DIA properties could also drop dramatically; and the Company might not be able to recover its investment in those properties.

Because of the inherent dangers involved in mining operations, there is a risk that we may incur liability or damages as we conduct our business.

Conducting mining operations involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins, and other hazards against which we cannot insure or against which we may elect not to insure. Incurring any such liabilities may have a material adverse effect on our financial position.

Investment in our shares is subject to wide fluctuations because it is a “Penny Stock.”

Our shares are traded in the Pink Sheets and we are commonly referred to as a “penny stock.” The Securities and Exchange Commission has adopted regulations that define “penny stock” to include common stock that has a market price of less than $5.00 per share, subject to certain exceptions. For most of the past five years, our shares have traded below $5.00 per share. Trading in penny stocks is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects.  This volatility could depress the market price of our common shares for reasons unrelated to operating performance.

We may not be able to maintain the quotation of our common stock in the Pink Sheets, which would make it more difficult to dispose of our common shares.

Our common stock is quoted in the Pink Sheets maintained by Financial Industry Regulatory Authority (FINRA). We cannot guarantee that it will always be available for Pink Sheet quotations. Although an established securities market with an interdealer quotation system, the Pink Sheets are not an issuer listing service or exchange. The Pink Sheets do not have any listing requirements, per se, to be eligible for quotation, nor do they require issuers to remain current in their filings with the Securities and Exchange Commission. Moreover, the Pink Sheets are not a stock exchange, and trading of securities on the Pink Sheets is often more sporadic than the trading of securities listed on a stock exchange like the New York Stock Exchange.  Accordingly, shareholders may have difficulty reselling any of the shares. There can be no assurance that continual fluctuations in price will not occur.  It may be anticipated that any quoted market for our common shares will be subject to market trends generally, notwithstanding our potential success in delineating mineral resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of Company securities during the six months ended June 30, 2008.

 Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

 No matters were submitted to a vote of the registrant’s security holders during the period covered by this report.

A special meeting of shareholders will be held later this year to submit to the shareholders for their approval the Asset Purchase Agreement with Hecla Mining Company whereby Hecla will acquire all of the Company’s mining properties and other assets in exchange for Hecla common shares in the ratio of 1.2 shares of Hecla common stock for each share of Independence common stock. Proxy material to be submitted to the Company’s shareholders is currently being prepared.

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
Date: August 12, 2008

By:	/s/ Wayne L. Schoonmaker
Wayne L. Schoonmaker, its
Principal Accounting Officer
Date: August 12, 2008

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