Form 10KSB/A
period 2007-12-31
INDEPENDENCE LEAD MINES CO
filed 2008-09-29
CIK 50073

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A-2

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
Yes ☒ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒
State issuer’s revenues for its most recent fiscal year. None

As of February 29, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was $55,786,707.

The number of shares of common stock outstanding as of February 25, 2008 was 5,780,737.

Transitional Small Business Disclosure Format (check one):   Yes [ ] No ☒

Documents Incorporated by Reference: Form 8-K, as filed February 13, 2008 and February 21, 2008, and as amended March 12, 2008. See also index to exhibits, page 17.

EXPLANATORY NOTE:

By letter dated July 18, 2008, and by subsequent telephone conversation of August 25, 2008, from Staff of the Securities and Exchange Commission, the Registrant was informed that the Form 10-KSB and Form 10-KSB/A for the year ended December 31, 2007 did not contain the following: consideration whether management’s failure to perform or complete its report on internal control over financial reporting impacted its conclusions regarding the effectiveness of disclosure controls and procedures as of the end of the fiscal year. Staff has informed the Registrant that it now considers the failure to have performed or completed such report of Management as a failure of disclosure controls and procedures as of the end of the fiscal year 2007.

The Registrant is hereby filing and correcting the foregoing comments to correct the errors noted above.

PART II

Item 8A Controls and Procedures

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that there was a material weakness affecting our internal control over financial reporting and, as a result of this weakness, our disclosure controls and procedures were not effective as of December 31, 2007.

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

As of December 31, 2007 management conducted an assessment of the effectiveness of Independence Lead Mines Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment and the position of the Securities and Exchange Commission, we determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of December 31, 2007.  The material weakness is as follows:

The Registrant initially filed a Form 10-KSB for the year ended December 31, 2007, without a disclosure of Management’s assessment of the effectiveness of the Registrant’s internal control over financial reporting. Such failure to perform or complete its report on internal control over financial reporting impacted its conclusions regarding the effectiveness of internal controls and procedures as of the end of fiscal year 2007, with a resulting weakness.

Management’s Remediation Initiatives.

 Management is currently evaluating avenues for mitigating our internal controls weaknesses, but mitigating controls that are practical and cost effective may not be found based on the size and structure of our organization. Additionally, the Company executed on February 12, 2008, an Asset Purchase Agreement with Hecla Mining Company, a Delaware Company, and Hecla Merger Company, a Delaware Company. If such Asset Purchase Agreement is successfully completed and closed, the Company will be dissolved and no longer continue in existence during the later stages of 2008. Since the Company has not engaged in any substantive operations pending the successful transaction with Hecla Mining Company and Hecla Merger Company, the Company has not and does not intend to engage in any remediation efforts.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in internal control over financial reporting.

Except as noted above, there have been no changes during the quarter ended December 31, 2007 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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
Dated: September 24, 2008

By:	/s/ Wayne L. Schoonmaker
Wayne L. Schoonmaker, its Principal
Accounting Officer
Dated: September 24, 2008

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Bernard C. Lannen	By:	/s/ Gordon Berkhaug
	Bernard C. Lannen		Gordon Berkhaug
	President/Director		Director
	Date: September 24, 2008		Date: September 24, 2008

By:	/s/ Wayne L. Schoonmaker	By:	By: /s/ Robert Bunde
	Wayne L. Schoonmaker		Robert Bunde
	Secretary & Treasurer/Director		Director
	Date: September 24, 2008		Date: September 24, 2008