Form 10KSB/A
period 2007-12-31
INDEPENDENCE LEAD MINES CO
filed 2008-10-20
CIK 50073

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A-3

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from ___________to

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

EXPLANATORY NOTE:

By letter dated July 18, 2008, and by subsequent telephone conversation of August 25, 2008, from Staff of the Securities and Exchange Commission (“SEC”), the Registrant was informed that the Form 10-KSB and Form 10-KSB/A for the year ended December 31, 2007 did not contain the following: consideration whether management’s failure to perform or complete its report on internal control over financial reporting impacted its conclusions regarding the effectiveness of disclosure controls and procedures as of the end of the fiscal year. Staff has informed the Registrant that it now considers the failure to have performed or completed such report of Management as a failure of disclosure controls and procedures as of the end of the fiscal year 2007. Subsequently, by letter dated October 2, 2008, and subsequent telephone conversation, the Staff of the SEC determined that the Registrant did not disclose management’s assessment of the effectiveness of internal controls over financial reporting as of December 31, 2007.

The Registrant is hereby filing and correcting the foregoing comments to correct the errors noted above.

The annual report of Independence Lead Mines, Inc. filed on Form 10-KSB with the SEC is hereby amended solely to provide the disclosure required by the provisions of Item 308T(a)(3) of Regulation S-B and revised Section 302 Certifications, filed herewith as Exhibits 31.1 and 31.2, and revised Section 906 Certifications, filed herewith as Exhibits 32.1 and 32.2, in each case compliant with the requirements for Section 302 Certifications and Section 906 Certifications, respectively.

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

We are required by the Sarbanes-Oxley Act to include an assessment of our internal control over financial reporting in our Annual Report on Form 10-KSB beginning with our filing for our fiscal year ended December 31, 2007 and attestation from an independent registered public accounting firm in our Annual Report on Form 10-K beginning with our filing for our fiscal year ending December 31, 2008.

As of December 31, 2007 management conducted an assessment of the effectiveness of Independence Lead Mines Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In its evaluation, Management evaluated whether the Company had sufficient “preventive controls” which are controls that have the objective of preventing the occurrence of errors or fraud that could result in a misstatement of the financial statements, and “detective controls” which have the objective of detecting errors or fraud that has already occurred that could result in a misstatement of the financial statements.   In its evaluation, Management considered whether there were sufficient internal controls over financial reporting, in the context of the Company’s control environment, financial risk assessment, internal control activities, monitoring, and communication to determine whether sufficient controls are present and functioning effectively. Based upon this assessment and the position of the Securities and Exchange Commission, we determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of December 31, 2007.  The material weakness which has been disclosed to, and reviewed with, our independent auditor. is as follows :

The Registrant initially filed a Form 10-KSB for the year ended December 31, 2007, without a disclosure of Management’s assessment of the effectiveness of the Registrant’s internal control over financial reporting as of December 31, 2007. Such failure to disclose its report on internal control over financial reporting impacted its conclusions regarding the effectiveness of internal controls and procedures as of the end of fiscal year 2007, with a resulting weakness. The failure to disclose Management’s assessment, became apparent to the Company, since the Company does not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. The Registrant only has one person who performs all financial reporting and disclosure functions.

Management’s Remediation Initiatives.

The Company clearly recognizes, and continues to recognize, the importance of implementing and maintaining disclosure controls and procedures and internal controls over financial reporting and is working to implement an effective system of controls.  Management is currently evaluating avenues for mitigating our internal controls weaknesses, but mitigating controls that are practical and cost effective may not be found based on the size, structure, and future existence of our organization, The Company executed on February 12, 2008, an Asset Purchase Agreement with Hecla Mining Company, a Delaware Company, and Hecla Merger Company, a Delaware Company. If such Asset Purchase Agreement is successfully completed and closed, the Company will be dissolved and no longer continue in existence during the later stages of 2008. Since the Company has not engaged in any substantive operations pending the successful transaction with Hecla Mining Company and Hecla Merger Company, or generated any significant revenues, the Company is limited in its options for remediation efforts. Management, within the confines of its budgetary resources, will engage its outside accounting firm to assist with an assessment of the Registrant’s internal controls over financial reporting as of December 31, 2008.

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
Dated: October 15, 2008

By:	/s/ Wayne L. Schoonmaker
Wayne L. Schoonmaker, its Principal
Accounting Officer
Dated: October 15, 2008

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Bernard C. Lannen	By:	/s/ Gordon Berkhaug
	Bernard C. Lannen		Gordon Berkhaug
	President/Director		Director
	Date: October 15, 2008		Date: October 15, 2008

By:	/s/ Wayne L. Schoonmaker	By:	/s/ Robert Bunde
	Wayne L. Schoonmaker		Robert Bunde
	Secretary & Treasurer/Director		Director
	Date: October 15, 2008		Date: October 15, 2008