Form 10-Q
period 2008-09-30
INDEPENDENCE LEAD MINES CO
filed 2008-11-14
CIK 50073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 5,780,737 shares of the issuer’s common stock, par value $0.10, outstanding as of November 1, 2008.

Transitional Small Business Disclosure format (check one): Yes ☐ No ☑

INDEPENDENCE LEAD MINES COMPANY QUARTERLY REPORT
ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 incorporated by reference herein.

INDEPENDENCE LEAD MINES COMPANY

INDEPENDENCE LEAD MINES COMPANY
CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007

	September 30	December 31
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,748	$171,434
Prepaid expenses	80	5,579
Royalties receivable	1,500	1,500
Marketable securities	936	1,870
Total Current Assets	6,264	180,383

TOTAL ASSETS	$6,264	$180,383

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable – trade	$16,884	$15,372
Accounts payable – related parties	2,958	1,086
Total Current Liabilities	19,842	16,458

DEFERRED INCOME	477,500	464,000

TOTAL LIABILITIES	497,342	480,458

STOCKHOLDERS' EQUITY
Common stock, $0.10 par value; 10,000,000 shares authorized, 5,780,737 shares issued and outstanding	578,074	578,074
Additional paid-in capital	6,245,776	6,245,776
	6,823,850	6,823,850
Less deficit accumulated	(7,314,928)	(7,123,925)
Total Stockholders' Deficit	(491,078)	(300,075)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,264	$180,383

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting	-	-	7,100	7,800
Accounting	5,539	1,515	48,680	9,075
Directors fees	-	19,200	38,400	161,280
Office services	-	150	150	450
Office and administration	745	229	1,655	529
Shareholder relations	7,507	2,380	15,781	4,131
Transportation	1,844	866	2,460	1,736
Licenses and fees	60	75	117	209
Legal	13,448	7,204	76,664	61,126
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	29,143	31,619	191,007	246,336

LOSS FROM OPERATIONS	(29,143)	(31,619)	(191,007)	(246,336)

OTHER INCOME (EXPENSES)
Interest and investment income	(2)	2,091	938	5,104
Unrealized gain (loss) on investments	(917)	82	(934)	258
TOTAL OTHER INCOME (LOSS)	(919)	2,173	4	5,362

INCOME (LOSS) BEFORE INCOME TAXES	(30,062)	(29,446)	(191,003)	(240,974)

INCOME TAXES	-	-	-	-
NET LOSS	$(30,062)	$(29,446)	$(191,003)	$(240,974)

BASIC AND DILUTED NET LOSS PER	$(0.005)	$(0.005)	(0.033)	$(0.045)
COMMON SHARE

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,780,737		5,717,291	5,780,737

The accompanying notes are an integral part of these financial statements.

INDEPENDENCE LEAD MINES COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Number		Additional
	of		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

December 31, 2007	5,780,737	$578,074	$6,245,776	$(7,123,925)	$(300,075)
Net loss for nine months Ended September 30, 2008	-	-	-	(191,003)	(191,003)

Balances, September 30, 2008	5,780,737	$578,074	$6,245,776	$(7,314,928)	$(491,078)

The accompanying notes are an integral part of these financial statements.

(The balance of this page is intentionally left blank)

INDEPENDENCE LEAD MINES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	September 30,
	2008	2007
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(191,003)	$(240,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest accrued on certificates of deposit	-	(1,364)

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	5,499	(100)
Increase (decrease) in accounts payable	3,384	(874)
Increase in deferred income	13,500	13,500
Unrealized (gain) loss on investments	934	(258)

Net cash used in operating activities	(167,686)	(230,070)

Investing activities:
Purchase of certificate of deposit	-	(31,066)
Redemption of certificate of deposit	-	72,559

Net cash provided by investing activities	-	41,493

Financing activities:
Proceeds from sale of common stock	-	270,000

Net cash provided by financing activities	-	270,000

Net increase (decrease) in cash and cash equivalents	(167,686)	81,423

Cash and cash equivalents, beginning of period	171,434	148,046
Cash and cash equivalents end of period	$3,748	$229,469

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock dividends issued	-	$1,839,299

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

In 2007 the Company incorporated Independence Resources, Inc., a wholly-owned subsidiary, which had no activity during 2007 or during the nine months ended September 30, 2008.

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

Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

There were no common stock sales or other issuance of common stock during the nine months ended September 30, 2008.

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

Note 7 – Proposed Sale of Assets

The Company has entered into an agreement with Hecla Mining Company which, if approved, would allow Hecla to acquire all of the Company’s mining properties and other assets, and in return, Hecla would issue 6,936,884 of its common shares to the Company. The Company would then liquidate and distribute the Hecla shares to Independence Lead shareholders at the rate of 1.2 Hecla shares for each share of Independence Lead. The agreement includes a $1.25 million breakup fee payable by the Company to Hecla if the transaction does not close for certain reasons. Management expects the closing of the sale, subject to the approval of the Company’s shareholders and compliance with applicable securities laws, to be completed in the fourth quarter of 2008.

Note 8 – Subsequent Events

A special shareholders’ meeting was held on October 27, 2008 for the purpose of obtaining shareholder approval for the sale of essentially all of the Company’s assets to Hecla Mining Company for 6,936,884 shares of Hecla stock. In excess of 70% of the Company’s shareholders approved the transaction and the sale and the sale was closed on November 6, 2008. The Company is currently preparing for the distribution of the Hecla shares to the shareholders of Independence, which will be followed by the dissolution of the Company.

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

Current Status

On February 13, 2008 the Company announced that on February 12, 2008, it had entered into an agreement with Hecla Mining Company and Hecla Merger Company, its wholly owned subsidiary. The agreement, if approved, will allow Hecla to acquire all of the Company’s mining properties and other assets, and in return, Hecla will issue 6,936,884 of its common shares to the Company. The Company will then liquidate and distribute the Hecla shares to Independence Lead shareholders at the rate of 1.2 Hecla shares for each share of Independence Lead. The agreement includes a $1.25 million breakup fee if the transaction does not close for certain reasons. A special meeting of Independence shareholders was held on October 27, 2008, at which time the shareholders overwhelmingly approved the transaction. The closing of the asset sale occurred November 6, 2008.

The Company’s plan of operation for the next twelve months, subject to maintaining sufficient funds, is to complete the distribution of Hecla shares to the shareholders of Independence and subsequently dissolve.

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

Results of Operations for the Period Ended September 30, 2008.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007:

During the nine months ended September 30, 2008 the Company realized no income. General and administrative expenses decreased to $191,007 for the nine-month period ended September 30, 2008 as compared to $246,336 for the nine-month period ended September 30, 2007. The decrease was primarily due to a reduction of $122,880 in directors’ fees, partially offset by a $39,605 increase in accounting fees, an $11,650 increase in costs of shareholder relations, and a $15,538 increase in legal fees. For the nine months ended September 30, 2008, the Company experienced a loss of $191,003, or $0.033 per share, compared to a loss of $240,974, or $0.045 per share, during the comparable period in the previous year.

Liquidity and Capital Resources.

The Company financed its obligations during the nine months ended September 30, 2008 from cash on hand. During this period he Company’s cash position decreased by $167,686. During the nine months ended September 30, 2008 the Company used $167,686 in operating activities, principally in connection with the payment of legal fees, accounting fees, directors’ fees, and the cost of shareholder relations. The Company’s only recurring source of funds has been a monthly advance royalty from Hecla Mining Company of $1,500. Since the Company has incurred operating losses since inception; there has in the past been doubt as to the ability of the company to continue business as a going concern. The financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern. In order to maintain operations to dissolution of the Company, the Company may have to raise additional capital through loans .

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

Our financial statements for the year ended December 31, 2007 were audited by our independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern and that we have incurred operating losses since inception that raised substantial doubt about our ability to continue as a going concern.

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

There were no sales of Company securities during the nine months ended September 30, 2008.

 Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

 No matters were submitted to a vote of the registrant’s security holders during the period covered by this report.

A special meeting of shareholders was held on October 27, 2008 to submit to the shareholders for their approval the Asset Purchase Agreement with Hecla Mining Company whereby Hecla will acquire all of the Company’s mining properties and other assets in exchange for Hecla common shares in the ratio of 1.2 shares of Hecla common stock for each share of Independence common stock. Over 70% of the Company’s shareholders voted in favor of the Agreement, and the Company is currently preparing for the distribution of Hecla shares to the Independence shareholders, after which the Company will be dissolved.

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

Form 8-K filed August 13, 2008.

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
Date: November 14, 2008

By:	/s/ Wayne L. Schoonmaker
Wayne L. Schoonmaker, its
Principal Accounting Officer
Date: November 14, 2008

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